Form 10-Q
period 1996-09-30
URBAN IMPROVEMENT FUND LTD 1973
filed 1996-12-20
CIK 102341

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q

[ XX ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                        OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

   For the transition period from _________ to ________.

                          Commission File Number 0-7761

                       URBAN IMPROVEMENT FUND LIMITED   1973
              (Exact name of registrant as specified in its charter)

          California                                              95-6442510
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                 Identification
No.)

1201 Third Avenue, Suite 5400, Seattle, Washington                 98101 3076
     (Address of principal executive offices)                      (ZIP code)

Registrant's telephone number, including area code:              (206) 622-9900


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes ___XX____   No __________.

                        PART I   FINANCIAL INFORMATION

                         Item 1   Financial Statements

                                BALANCE SHEETS

                     URBAN IMPROVEMENT FUND LIMITED   1973
                            (A Limited Partnership)


                                    ASSETS

                                               September 30,     December 31,
                                                   1996             1995
                                               -------------    -------------
Cash                                             $   292,892    $   130,115

Accounts receivable                                      316            316

Investments in and advances to Local
  Limited Partnerships accounted for
  on the equity method                             3,093,776      2,391,556
                                               -------------    -------------
                                                 $ 3,386,984    $ 2,521,987
                                               =============    =============


                       LIABILITIES AND PARTNERS' CAPITAL

Distribution payable                             $     1,950    $     1,950
Management fee payable                                47,122         47,122
                                               -------------    -------------
                                                      49,072         49,072

Partners' Capital:
       General Partner   621 Partnership units
       authorized, issued and outstanding            166,896        123,646

       Limited Partners   11,811 Partnership
       units authorized, issued and outstanding    3,171,016      2,349,269
                                               -------------    -------------
                                                   3,337,912      2,472,915
                                               -------------    -------------
Total Liabilities and Partners' Capital          $ 3,386,984    $ 2,521,987
                                               =============    =============


Unaudited.  See accompanying notes.

                      CAPITALIZATION AND PARTNERS CAPITAL

                     URBAN IMPROVEMENT FUND LIMITED   1973
                            (A Limited Partnership)



                                               September 30,     December 31,
                                                   1996             1995
                                               -------------    -------------
General Partner Interest -- 621
       Partnership units issued
       and outstanding                          $   621,316      $   621,316

Limited Partners' Interest -- 11,811
       Partnership units issued and
       outstanding                               11,811,000       11,811,000
                                               -------------    -------------
                                                 12,432,316       12,432,316

Offering Expenses                                (1,250,836)      (1,250,836)

Distributions to partners                        (1,448,178)      (1,448,178)

Accumulated loss through
       December 31, 1995                         (7,260,387)      (7,260,387)

Income for the nine-month period ended
       September 30, 1996                           864,997              -0-
                                               -------------    -------------
                                                 (6,395,390)      (7,260,387)
                                               -------------    -------------
Partners' Capital at End of Period             $  3,337,912     $  2,472,915
                                               =============    =============












Unaudited.  See accompanying notes.

                             STATEMENTS OF INCOME

                     URBAN IMPROVEMENT FUND LIMITED   1973
                            (A Limited Partnership)

                                      For the Three-Month     For the Nine-month
                                         Period Ended             Period Ended
                                         September 30,            September 30,
                                      1996         1995        1996       1995
                                    --------      -------    --------   --------
Revenues                           $   2,702     $    918    $  6,118   $ 1,977

Cost and expenses:

   Professional fees                   1,655          -0-      29,245    26,571

   Management fee                     15,000       15,000      45,000    45,000

   Other                               7,016          249       9,185     2,318

   Amortization                        2,386        2,163       7,158     6,489
                                    --------      -------    --------   --------
                                      26,057       17,412      90,588    80,378

Loss before equity in income
  of Local Limited Partnerships      (23,355)     (16,494)    (84,470)  (78,401)

Equity in income of Local
   Limited Partnerships              386,397      292,027     949,467   626,370
                                    --------      -------    --------   --------
 Net income                        $ 363,042    $ 275,533   $ 864,997 $ 547,969
                                    ========      =======    ========   ========
Allocation of net income:

  Net income allocated to
   General Partner                 $  18,152    $  13,777  $  43,250  $  27,398

  Net income allocated to
  Limited Partners                   344,890      261,756    821,747    520,571
                                    --------      -------    --------   --------
                                   $ 363,042    $ 275,533  $ 864,997  $ 547,969
                                    ========      =======    ========   ========
Net income allocated to Limited
  Partners per Limited Partnership
  Unit (11,811 units outstanding
  at September 30, 1996 and 1995)  $      29    $      23  $      70  $      46
                                    ========      =======    ========   ========

Unaudited.  See accompanying notes.

                           STATEMENTS OF CASH FLOWS

                     URBAN IMPROVEMENT FUND LIMITED   1973
                            (A Limited Partnership)

                                      For the Three-Month     For the Nine-month
                                         Period Ended             Period Ended
                                         September 30,            September 30,
                                      1996         1995        1996       1995
                                    --------      --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                        $ 363,042     $ 275,533  $ 864,997 $ 547,969
  Adjustments to reconcile net
       income to net cash used by
       operating activities:
   Amortization                        2,386         2,163      7,158     6,489
       Equity in income of local
          limited partnerships      (386,397)     (292,027)  (949,467) (626,370)
       Increase in accounts pay-
          able, management fees
          payable and payable to
          affiliates                     -0-        15,000        -0-    15,000
                                    --------      --------   --------   --------
    Total adjustments               (384,011)     (274,864)  (942,309) (604,881)
                                    --------      --------   --------   --------
      Net cash provided
       (used) by operating
       activities                    (20,969)          669    (77,312)  (56,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid                    -0-           (48)       -0-    (3,248)
                                    --------      --------   --------   --------
      Net cash used by
       financing activities              -0-           (48)       -0-    (3,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Current period distributions       131,875       136,584    219,130   188,094
  Repayments from (advances to)
    local limited partnerships       (10,000)       (1,016)    20,959       763
                                    --------      --------   --------   --------
      Net cash provided by
        investing activities          121,875      135,568    240,089   188,857

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS               100,906      136,189    162,777   128,697

CASH BALANCE AT BEGINNING OF
   PERIOD                             191,986       63,409    130,115    70,901
                                    --------      --------   --------   --------
CASH BALANCE AT END OF PERIOD       $ 292,892    $ 199,598  $ 292,892 $ 199,598
                                    --------      --------   --------   --------

Unaudited.  See accompanying notes.

                 NOTES TO SUMMARIZE FINANCIAL INFORMATION
                            September 30, 1996

                  URBAN IMPROVEMENT FUND LIMITED   1973
                         (A Limited Partnership)


Note 1 - Organization
---------------------
     Urban Improvement Fund Limited   1973 (the Partnership) was formed under
the California Uniform Limited Partnership Act on February 2, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,811 units of limited partnership interest pursuant to a public offering of such units which terminated in October 1973. The General Partner, Interfinancial Real Estate Management Company invested $621,316.

     The Urban Improvement Fund Limited 1973 prospectus, dated June 27, 1973, specified that the General Partner has approximately five percent interest in profits, losses and special allocations, and the limited partners will share the remaining interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

Note 2 - Method of Accounting
-----------------------------
     Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (twenty to forty years) of the Local Limited Partnership Properties. Amortization is discontinued when the investment is reduced to zero.

     Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the period received. Additional advances to Local Limited Partnership, after an investment is reduced to zero, are recognized as losses in the period paid.

     The unaudited interim financial statements furnished in this report reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Taxes on Income
---------------
     No provision for taxes on income has been recorded, since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

Cash Equivalents
----------------
     Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.



Note 3 - Management of Urban Improvement Fund Limited 1973
----------------------------------------------------------
     Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership will also pay the General Partner a liquidation fee for the sale of projects.

     The General Partner of the Partnership is a corporation in which Paul H. Pfleger has a majority interest. Partnership Services, Inc.
(PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services in any projects in which the Partnership has an interest. In addition, as shown in the following table, PSI has become the General Partner in fourteen of the Local Limited Partnerships in which the Partnership has investments:

                                                  Date PSI Became
          Local Limited Partnerships              General Partner
          --------------------------              ----------------
          Antonia Manor                           April 1975

          Glenn Arms Associates                   April 1975

          Hedin House Associates                  December 1978

          Himbola Manor                           January 1980

          Maria Manor                             April 1975

          Marlton Manor Associates                April 1975

          OGO Associates of Los Arboles           August 1976

          OGO Associates of Mountclef             August 1976

          Sheridan Manor IV                       March 1975

          Sheridan Manor X                        March 1975

          The Alexander                           April 1975

          WOGO Associates of Carondelet           August 1976

          WOGO Associates of Fresno               August 1976

          W Street Associates                     December 1977

Note 4 - Investments in Local Limited Partnerships
--------------------------------------------------
     As of September 30, 1996 and December 31, 1995, the Partnership has investments in nineteen active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership.

    The investments in Local Limited Partnerships are comprised of:

                                   September 30, 1996      December 31, 1995
                                   ------------------      -----------------
Capital contributions                     $6,445,579          $ 6,445,579
Distributions                             (1,974,817)          (1,903,024)
Equity in losses                          (3,018,659)          (3,809,526)
Advances                                     661,914              671,610
Unamortized costs of acquisitions            979,759              986,917
                                          ----------          -----------
                                          $3,093,776          $ 2,391,556
                                          ==========          ===========

Item 2 - Management's Discussion and Analysis of
------------------------------------------------
         Financial Condition and Results of Operations.
         ----------------------------------------------

     The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term investments. Revenue resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partners for cash flow. The Partnership advanced funds to selected partnerships in prior years. The General Partner does not believe these net advances will significantly affect the operations of the Partnership.

     Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $45,000 for the nine months ended September 30, 1996 and 1995.

     The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for September 30, 1996 and 1995, is summarized as follows:

                                      For the Three-Month     For the Nine-month
                                         Period Ended             Period Ended
                                         September 30,            September 30,
                                      1996         1995        1996       1995
                                    --------      --------   --------   --------
Distributions received from
  partnerships with zero
  investment
     Mystic Valley                 $ 131,875     $ 136,584  $ 131,875 $ 136,584
     Sheridan Manor X                    -0-           -0-        -0-     4,182
        Edgewood II                      -0-           -0-        -0-    15,462
                                    --------      --------   --------   --------
                                     131,875       136,584    131,875   156,228

Repayment from (advances to)
  partnerships with zero
  investment
     Glenn Arms                          -0-           -0-     21,263       -0-
     WOGO Fresno                         -0-           -0-       (257)      -0-
    OGO Associates of Mountclef       (5,000)          (66)     2,272    (4,599)
    OGO Associates of Los Arboles     (5,000)         (524)     4,907    17,001
     Sheridan Manor IV                   -0-           (49)       -0-    (5,112)
     Sheridan Manor X                    -0-            (3)    (1,754)      118
    WOGO Associates of Carondelet        -0-          (375)    (2,405)   (6,646)
                                    --------      --------   --------   --------
                                     (10,000)       (1,017)    24,026       762

Income from investments with non-
  zero investment:
     The Alexander                    80,670        57,597    242,010   172,791
     Antonia Manor                    35,908        11,567    107,724    34,701
     Hedin Associates                  3,195        17,389      9,585    52,167
     Maria Manor                      52,865        10,799    158,595    32,397
     Marlton Manor, Ltd.              79,504        59,108    238,512   177,324
     Sheridan IV                      12,380           -0-     37,140       -0-
                                    --------      --------   --------   --------
                                     264,522       156,460    793,566   469,380
                                    --------      --------   --------   --------
                                   $ 386,397     $ 292,027  $ 949,467  $ 626,370
                                    ========      ========   ========   ========

                       PART II   OTHER INFORMATION


Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
  a) None

  b) The registrant has not filed a report on Form 8-K during the quarter ending September 30, 1996.

                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           URBAN IMPROVEMENT FUND LIMITED   1973
                                      (Registrant)
                           By:  Interfinancial Real Estate Management
                                Company, General Partner



Date 11/15/96              Michael Fulbright
                           -------------------------------------
                           (Signature)
                           By:  Michael Fulbright, Secretary





Date 11/15/96              John M. Orehek
                           -------------------------------------
                           (Signature)
                           By:  John M. Orehek, Senior Vice President