Form 10-Q/A
period 1996-09-30
URBAN IMPROVEMENT FUND LTD 1973
filed 1997-04-30
CIK 102341

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                          FORM 10-Q

[XXX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

                                OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the transition period from _________ to ________.

                  Commission File Number 0-7761

               URBAN IMPROVEMENT FUND LIMITED   1973
      (Exact name of registrant as specified in its charter)

          California                                        95-6442510
State or other jurisdiction of                (I.R.S. Employer
incorporation or organization                 Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington              98101
     (Address of principal executive offices)                 (ZIP code)

Registrant's telephone number, including area code:  (206) 622-9900


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           XXX Yes         No

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



Date 04/30/97                   Michael Fulbright
                                   (Signature)
                           By:  Michael Fulbright, Secretary



Date 04/30/97                   John M. Orehek
                                   (Signature)
                           By:  John M. Orehek, Senior Vice President