Form 10-K
period 1996-12-31
URBAN IMPROVEMENT FUND LTD 1973
filed 1997-08-25
CIK 102341

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:       None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X       No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1996: No established market value.

                                  PART I
Item 1.  Business
 (a)       General Development of Business   Urban Improvement Fund   1973,
a California limited partnership (the "Registrant"), was formed in 1973 for the purpose of investing, through local real estate limited partnerships (LLP's), in federally and state-assisted low and moderate income housing projects. Units of Limited Partnership Interest were sold in a public offering to investors who require tax shelter for income from other sources. The Registrant acquired equity interests as a limited partner in twenty-six (26) such projects. Six of these projects were sold through trustee's sales (foreclosures). Edgewood
II Associates' property was sold through a resyndication in 1984.  The
Edgewood II Associates partnership is still in existence with a note receivable for the sales proceeds of the property. The remaining nineteen
(19) properties are described in Item 2 hereof.

(b)Financial Information about Industry Segment   The Registrant is engaged in
only one line of business.

(c) Narrative Description of Business   The real estate business is highly
competitive. The Registrant competes with numerous established apartment owners and real estate developers of low-income housing having greater financial resources. There is additional risk of new construction occurring in areas where the Registrant has invested in existing government-assisted housing projects.

Moreover, the outlook for subsidized housing is not determinable, given existing and proposed federal legislation.

   (d)Financial information about foreign and domestic operations and export
sales.   The Registrant's income is entirely dependent upon distributions received from the limited partnerships in which it is a limited partner. An investment in a government-assisted housing is subject to significant regulations. These regulations limit, among other things, the amount of return allowed on the initial equity investment, the manner in which such properties may be sold, and the persons to whom such properties may be sold. In 1987, fearing the loss of affordable housing units, Congress passed emergency legislation which prohibited prepayment of all FHA insured Section 236 or Section 221(d)(3) mortgages. Congress passed additional legislation in 1990 known as LIHPRHA (the Low Income Housing Preservation and Resident Homeownership Act). However, by 1995, Congress had determined the program was too expensive to continue. In March 1996, Congress changed the compensation program, severely limited funding, and restored the property owners' right to prepay the FHA mortgages and change the use of the properties under legislation known as the Housing Opportunity Program Extension Act of 1996. The General Partner of the Partnership has initiated steps to ensure that the Local Limited Partnerships comply with the provisions of LIHPRHA and subsequent legislation. See financial information in Item 6, Selected Financial Data, in this report.

Item 2.  Properties.
 The Registrant owns equity interests as a Limited Partner in the following real estate projects as of December 31, 1996:

                                                 No. of Units       1996
                                                 Residential/     Percent of
Project Name                       Type          Commercial       Occupancy

Antonia Manor
San Francisco, CA              221(d)(3)          Rehab. 133/2           98%

Brighton Gardens
Brighton, MA                   MHFA  New*             62                 99%

First Bedford Pines Apts. I
Atlanta, Georgia               236  Rehab.           134                 99%

Freedom Associates
Baltimore, MD                  236 Rehab.            308                 97%

Glenn Arms Associates
Washington, D.C.               236 Rehab.             55                100%

Hedin Associates
Washington, D.C.               236 Rehab.            48/2                97%

Himbola Manor Associates
Lafayette, LA                  221(d)(3) New         136                 99%

Maria Manor Associates
San Francisco, CA              221(d)(3) Rehab.      119/1               99%

Marlton Manor Associates
San Francisco, CA              221(d)(3) Rehab.      151/7               95%

Mystic Valley Associates
Medford, MA                    MHFA New*             466                 97%

Ogo Associates of Los Arboles
Thousand Oaks, CA              236 New                43                 99%

Ogo Associates of Mountclef
Thousand Oaks, CA              236 New                18                100%

RAP-UP II B
Roxbury, MA                    236 Rehab.             51/4              99%

Sheridan Manor IV
Los Angeles, CA                236 Rehab.             48                95%

Sheridan Manor X
Los Angeles, CA                236 Rehab.             30                94%

The Alexander
San Francisco, CA              221(d)(3) Rehab.       179/1             97%

Wogo Associates of Carondelet (WOGO II)
Los Angeles, CA                236 Rehab.             124               93%

Wogo Associates of Fresno (Hotel California)
Fresno, CA                     221(d)(3) Rehab.       219/12            80%

W Street Associates (Capital Manor)
Washington, D.C.               236 Rehab.             102               85%


 *Developed under auspices of Massachusetts Housing Finance Agency.

Mortgage indebtedness associated with each project is shown in Schedule XI of this report.

The following is a description of each of the above-listed properties:

    ANTONIA MANOR consists of 133 residential units and 2 commercial units located in downtown San Francisco, California. The project consists of a nine-story rehabilitated structure.
                                Number of Units             Type

                                    133                     Studio
                                      2                   Commercial

    BRIGHTON GARDENS consists of 62 residential units located in Brighton, Massachusetts. The project originally consisted of four new six-story buildings. On December 9, 1979, a fire destroyed two of the four buildings of the project containing 62 units. The insurance proceeds were used to reduce the mortgage.
                               Number of Units              Type

                                      2                     Studio
                                     40                   1 Bedroom
                                     16                   2 Bedroom
                                      4                   3 Bedroom

    FIRST BEDFORD-PINE APARTMENTS I consists of 134 residential units located in the northeastern area of Atlanta, Georgia. The project consists of thirteen two-story rehabilitated buildings constructed of masonry and wood.
                              Number of Units              Type

                                   14                    Efficiency
                                   72                  1 Bedroom
                                   48                  2 Bedroom

    FREEDOM ASSOCIATES consists of 308 residential units located in the northeastern section of Baltimore, Maryland. The project includes eighteen two-story rehabilitated masonry and frame buildings.
                           Number of Units            Type
                                   61              1 Bedroom
                                  186              2 Bedroom
                                   61              3 Bedroom

    GLENN ARMS ASSOCIATES consists of 55 residential units located in the northeastern section of Washington, D.C. The project consists of two rehabilitated brick buildings.
                            Number of Units                  Type
                                   13                       Efficiency
                                   30                     1 Bedroom
                                   10                     2 Bedroom
                                    2                     3 Bedroom

    HEDIN ASSOCIATES consists of 48 residential units and 2 commercial units located in the northeastern area of Washington, D.C. The project consists of a five-story rehabilitated structure.
                          Number of Units               Type
                                28                   Efficiency
                                20                   1 Bedroom
                                 2                   Commercial

    HIMBOLA MANOR consists of 136 residential units located in Lafayette, Louisiana. The project consists of eleven new two-story structures.
                          Number of Units       Type
                                32              1 Bedroom
                                64              2 Bedroom
                                40              3 Bedroom

    MARIA MANOR consists of 119 residential units and 1 commercial space located in downtown San Francisco, California. The project consists of a six-story rehabilitated structure.
                          Number of Units                 Type
                               119                       Studio
                                 1                       Commercial

    MARLTON MANOR ASSOCIATES consists of 151 residential units and 7 commercial spaces located in downtown San Francisco, California. The project consists of a six-story rehabilitated building.
                          Number of Units                   Type
                               140                        Studio
                                11                        1 Bedroom
                                 7                        Commercial

    MYSTIC VALLEY ASSOCIATES consists of 466 residential units located in Medford, Massachusetts. The project consists of three fourteen-story buildings.
                           Number of Units                 Type
                                187                    1 Bedroom
                                279                    2 Bedroom

    OGO ASSOCIATES OF LOS ARBOLES consists of 43 residential units located in the City of Thousand Oaks in Ventura County, California. The project consists of ten two-story buildings with wood and stucco exteriors.
                           Number of Units                Type
                                 25                    2 Bedroom
                                 18                    3 Bedroom

    OGO ASSOCIATES OF MOUNTCLEF consists of 18 residential units located in the City of Thousand Oaks in Ventura County, California. The project consists of three one and two-story structures with wood and stucco exteriors.
                          Number of Units                 Type
                                 12                    2 Bedroom
                                  6                    3 Bedroom

RAP UP II B consists of 51 residential units and 4 commercial units located in the Highland Park section of Roxbury, Massachusetts, a suburb of Boston.
                          Number of Units              Type
                                  7                  Efficiency
                                 13                 1 Bedroom
                                 20                 2 Bedroom
                                  4                 3 Bedroom
                                  7                 4 Bedroom
                                  4                 Commercial

    SHERIDAN MANOR IV consists of 48 residential units located in the south
central section of Los Angeles, California.    The project consists of ten
one and two-story rehabilitated buildings of wood and stucco construction.
                         Number of Units                   Type
                                 18                     Efficiency
                                 27                     1 Bedroom
                                  3                     2 Bedroom

    SHERIDAN MANOR X consists of 30 residential units located in the south central section of Los Angeles, California. The project consists of a three-story rehabilitated structure with a wood and stucco exterior.
                        Number of Units              Type
                                 30                 Efficiency

    THE ALEXANDER consists of 179 residential units and 1 commercial unit located in downtown San Francisco, California. The project consists of an eleven-story rehabilitated building.
                        Number of Units                  Type
                               132                     Studio
                                47                     1 Bedroom
                                 1                     Commercial

    WOGO ASSOCIATES OF CARONDELET (WOGO II) consists of 124 residential units located in the south central section of Los Angeles, California. The project includes eight one and two-story rehabilitated buildings.
                        Number of Units                Type
                               94                    Efficiency
                               30                   1 Bedroom

    WOGO ASSOCIATES OF FRESNO (HOTEL CALIFORNIA) consists of 219 residential units and 12 commercial units located in downtown Fresno, California. The structure is an eight-story rehabilitated brick and masonry building.
                        Number of Units             Type
                              180                 Efficiency
                               39                 1 Bedroom
                               12                 Commercial

    W STREET ASSOCIATES (CAPITAL MANOR) consists of 102 residential units located in the northeastern section of Washington, D.C. The project includes three four-story rehabilitated structures.
                        Number of Units            Type
                               2               Efficiency
                              55               1 Bedroom
                              38               2 Bedroom
                               7               3 Bedroom

The registrant sold its equity interest as a Limited Partner in the following real estate project during the year ended December 31, 1984.

    EDGEWOOD II ASSOCIATES consists of 258 residential units located in the northeast area of Washington, D.C. The project consisted of a new eleven-story building.
                       Number of Units          Type
                             196              1 Bedroom
                              62              2 Bedroom

The property of Edgewood II Associates was sold during 1984. The sales price of $8,270,146 was composed of a cash payment of $1,215,000, the assumption of the underlying mortgage of $4,855,146 and an installment payment of $2,200,000 that is due on December 31, 1999 along with accrued interest. Urban 73's share of the final installment is $1,650,000 with the balance due to the Local General Partner. Interest accrues at nine and one-half percent per annum and is payable on the anniversary date of the note to the extent of seventy-five percent of the property's distributable cash flow, as defined.

Item 3.  Legal Proceedings.
There are no material legal proceedings pending, at this time, other than ordinary routine litigation incidental to the Partnership's business, including the Local Limited Partnerships in which the Partnership is a Limited Partner.

Item 4. Submission of Matters to a Vote of Security Holders. No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                PART II
Item 5. Market for the Registrant's Securities and Related Security Holder Matters.
(a)   Market Information   There is not a ready market for the transfer of
limited partnership interests. Limited partnership interests may be transferred between individuals with the consent of the General Partner.

  (b)  Holders
Title of            Name & Address of           Amount and Nature of      % of
 Class              Beneficial Owner            Beneficial Ownership      Class

General Partner     Interfinancial Real                621 Units           100%
Interest            Estate Management Co.              ($621,316)
                    1201 Third Avenue, Suite 5400
                    Seattle, Washington  98101 3076

Limited Partner     Robert C. Johnson, Jr.             800 Units          6.773%
Interest            Lubbock, Texas                     ($800,000)

                    667 Other Limited Partners         11,011 Units
                                                       ($11,011,000)     93.227%

                                                                        100.000%

    The Registrant has no officers or directors. Interfinancial Real Estate Management Company, the General Partner of the Registrant, is a corporation.

  (c)   Dividends   The Partnership paid a distribution of $223,794 in 1993 and
$198,928 in 1994.  No distributions were paid during 1992, 1995 or 1996.

Item 6.  Selected Financial Data
    These statements do not include all disclosures required under generally accepted accounting principles; however, when read in conjunction with the related financial statements and notes thereto included under Item 8, the statements include all generally accepted accounting principles disclosures for the last three years.

                                        Year Ended December 31,
                       1996         1995          1994       1993         1992

Interest income     $   9,159    $  19,449    $  19,916   $  30,766   $  22,633

Operating expenses:
  Professional fees    29,245       27,849       27,855      26,325      22,400
  Management fees      88,387       92,017      115,297      69,392      79,714
  Other expenses       11,272        2,318        2,204       8,275       1,311

 Amortization of costs of
  acquisition          10,099        9,452        8,639       8,639       9,333
                      139,003      131,636      153,995     112,631     112,758
Loss before equity in
income (loss) of Local
Limited Partnerships (129,844)    (112,187)    (134,079)    (81,865)    (90,125)

Equity in income Local
Limited Partnerships 1,305,678    1,190,208     684,090     776,514     436,327

  Net income        $1,175,834   $1,078,021  $  550,011  $  694,649   $ 346,202

Allocation of net income:
Net income allocated
to General Partner  $   58,792   $   53,901  $   27,501  $   34,732   $  17,309
Net income allocated
to Limited Partners  1,117,042    1,024,120     522,510     659,917     328,893

                    $1,175,834   $1,078,021  $  550,011  $  694,649   $ 346,202

Net financial reporting income
  per units:
  General partnership units
  (621 units outstanding
  allocated to General
   Partner)             $  95        $  87        $  44     $   56        $  28
  Limited Partnership units
  (11,811 units outstanding
  allocated to Limited
  Partners)             $  95        $  87        $  44     $   56        $  28

 Total assets      $3,741,448   $2,521,670   $1,455,073  $1,063,575  $  592,709

Long-term obligations   $ -0-        $ -0-        $ -0-     $  -0-        $ -0-

Cash dividends          $ -0-        $ -0-     $198,928   $223,794        $ -0-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
   The Partnership has followed the practice of investing available funds, not used in the purchase of properties or in operations, into short-term investments. Interest income resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partnerships for cash flow. As shown in the table below, the Partnership has received distributions in recent years (including interest payments from the sale of Edgewood II).
This trend is expected to continue. The Partnership has advanced funds and received repayments of such advances from selected partnerships. The General Partner does not believe these net advances will significantly affect the operations of the Partnership.

                     1996         1995         1994          1993          1992
Urban's share
of distribution    $219,132    $172,610      $265,505      $151,258    $147,381

 Advances (made to)
repaid by
Local Limited
Partnerships        $(1,754)   $    762      $ (7,605)     $(32,650)   $ 37,254

      Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770. (The fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000.) The Partnership recorded management fee expense of $88,387, $92,017, $115,297, $69,392 and $79,714 during 1996, 1995, 1994, 1993 and 1992, respectively. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. Other operating expenses have maintained a consistent level.

  At December 31, 1996, the Partnership had investments in nineteen active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. The equity in income of Local Limited Partnerships resulted from either Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses. The real estate of Edgewood II Associates was sold during 1984. The Partnership holds a note receivable that accrues interest.

The components of the Partnerships' equity in net income of the Local Limited Partnerships for 1996, 1995 and 1994 is summarized as follows:

                                                For the Year Ended
                                                    December 31,
                                        1996            1995           1994
Net repayment from (advances to)
  Local Limited Partnerships with
  zero investments:
      Los Arboles                   $   9,907     $    17,071        $   (3,855)
      Sheridan X                       (1,754)          4,368              -0-
      Mountclef                        (3,102)        (18,973)           (3,750)
      WOGO of Carondelet               (6,694)           (842)             -0-
      WOGO of Fresno                  (12,257)            -0-              -0-
      W Street Associates              (3,500)            -0-              -0-

Distributions received from Partnerships
    with zero investments:
    Mystic Valley                     131,877         136,584            65,856
    Sheridan X                            -0-           4,183              -0-

Income (loss) from Partnerships
    with non-zero investments:
    Alexander                         350,632         322,680           230,387
    Antonia Manor                     221,936         143,633            46,268
    Hedin House                        47,695          12,778            69,557
    Maria Manor                       259,026         211,459            43,196
    Marlton Manor                     224,127         318,017           236,431
    Sheridan IV                        55,895          39,250              -0-
    Glenn Arms                         31,890             -0-              -0-

Equity in income (loss) of
    Local Limited Partnerships     $1,305,678      $1,190,208        $  684,090

Interest received from Edgewood II
  included in interest income:     $      -0-      $   15,462        $   16,340

      The actual combined losses of Local Limited Partnerships will generally decrease as depreciation and interest decreases and the Partnerships achieve stable operations. The distributions to the Partnership from Local Limited Partnerships are the result of the profitable operations of these Partnerships.

Liquidity
  The Partnership is dependent upon distributions from its investments in Local Limited Partnership for cash flow. The Partnership may not be able to generate sufficient cash flow from operations or from distributions from its interests in Local Limited Partnerships to pay future obligations as they become due without additional financing or advances from the General Partner. The General Partner is under no obligation to advance additional funds to the Partnership. The General Partner, however, anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

Capital Resources
     The General Partner believes that situations may arise where it would be advantageous to the Partnership to exchange properties in a tax-free transaction. The Partnership's basis in its properties has been reduced through depreciation deductions and other losses to levels substantially below the amount of debt secured by the Properties. Additionally, the rental properties owned and operated by the Local Limited Partnerships have typically computed depreciation for financial reporting purposes using the straight-line method over the estimated economic useful life of the property. For income tax reporting purposes, depreciation generally has been computed over the same or shorter periods using accelerated methods. As a result, the carrying values of the Partnership's investments in Local Limited Partnerships are substantially greater for financial reporting purposes than for income tax reporting purposes. Upon sale or other disposition of a property by the Local Limited Partnership, the gain recognized by the Partnership for income tax reporting purposes may be substantially greater than the gain recorded for financial reporting purposes. Accordingly, if the Properties are sold, the Partners may recognize taxable gain in excess of the cash available for distribution. If sale proceeds are reinvested in a manner which permits the original sale to be treated as a like-kind exchange, the Partners can defer this gain until the new property is sold. Additionally, the Partnership will receive the benefit of any cash flow or appreciation in value of the new property. If reinvestments were made, it is likely that the acquired properties would be conventional, multi-family residential projects. The Partnership has had inquiries about the sale or exchange of properties in its portfolio, but no offers have been made.

The partnership has made no material commitments for capital expenditures.

Item 8.  Financial Statements and Supplementary Data
    The response to this item is submitted in a separate section of this report.

Item 9.  Change In and Disagreements with Accountants on Accounting and
Financial
            Disclosure
    There have been no disagreements on any matters of accounting principles or practices of financial statement disclosure.

                             PART III
Item 10.  Directors and Executive Officers of the Registrant
    (a) The General Partner of the Registrant is Interfinancial Real Estate Management Company. The Registrant does not have directors as such. The following is a listing of the Directors of the General Partner of the Registrant. These Directors are elected to serve one-year terms and until their successors are duly elected and qualified as directors.
                Name               Age                  Office
           Paul H. Pfleger        61            Director/President
         John M. Orehek        42            Director/Senior Vice President

    (b) The General Partner of the Registrant is Interfinancial Real Estate Management Company. The Registrant does not have executive officers as such. The following is a listing of the executive officers of the General Partner of the Registrant. These executive officers are elected to serve one-year terms and will continue to serve until their successors are duly elected and qualified as executive officers.
                 Name              Age                 Office
            Paul H. Pfleger         61         Chairman of the Board
            John M. Orehek          42         Senior Vice President
            Michael Fulbright       42         Secretary

    (c)  The Registrant has no employees.
    (d) There are no family relationships between any directors or executive officers.
    (e) The principal occupation and employment of each of the executive officers and directors of the General Partner are as follows:

Paul H. Pfleger, President/Director. Mr. Pfleger organized and was Chairman of the Board of Security Properties Inc. (formerly Security Pacific, Inc.) from 1969 to the present, except for a period between 1984 and 1986. Farmers
Savings acquired Security Properties Inc. as a wholly-owned subsidiary during 1984 and sold the company back to the original owners during 1987. The major line of business of Security Properties Inc. is the administration of previously syndicated, subsidized multifamily residential real estate. Mr. Pfleger was first elected an officer and director of the General Partner, Interfinancial Real Estate Management Company, in July 1981 and has maintained his dual status since that time.

Mr. Pfleger is the General Partner in more than 280 properties with approximately 38,000 housing units throughout the United States.

John M. Orehek, Senior Vice President. Mr. Orehek is the Chief Executive Officer and President of Security Properties Investment Inc. From 1982 to 1987, he was employed by Security Properties Inc. (SPI) as President of First Columbia Corporation, its affiliated broker/dealer, and Senior Vice President of SPI. From 1987 to 1991, when he rejoined SPI, he was President of Hallmark Capital Partners, Ltd., a Seattle real estate development corporation. From 1979 to 1982 he was a member of the tax department in the Cleveland, Ohio and Seattle, Washington offices of Arthur Andersen & Co., Certified Public Accountants. He received a B.S. degree in Economics from Allegheny College, Meadville, Pennsylvania and a law degree from Case Western Reserve University School of Law. Mr. Orehek was first elected a director of the General Partner, Interfinancial Real Estate Management Company, during 1992.

Michael Fulbright, Secretary. Mr. Fulbright is General Counsel for Security Properties Inc. (SPI). He joined the Company in 1989 as Special Counsel responsible for new development activities and sales and financing transactions in the syndication portfolio. Prior to joining SPI, he was a partner at Tousley Brain, a Seattle law firm that specializes in commercial real estate matters. His practice there included representation of lenders, institutional investors and commercial developers. He received a Masters of Business Administration degree from Texas A&M and a law degree from the University of Washington. He is a member of the Washington State Bar Association. Mr. Fulbright was first elected an officer of the General Partner, Interfinancial Real Estate Management Company, during 1994.

Item 11.  Executive Compensation
    (a) The Registrant does not pay any salary or other remuneration to the officers of the General Partner of the Registrant.

    (b) The Registrant has no plan or arrangement to pay any salary or other remuneration to the officers in the future.

    (c) There are no options, warrants, rights or any other such remuneration available to the General Partner of the Registrant.

    (d) The Registrant will not pay any salary or other remuneration to the directors of the General Partner of the Registrant.

    (e) There are no retirement benefit plans or other remuneration that would result from the resignation, retirement, termination or any other change in control of any officer or director of the General Partner of the Registrant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
    (a)  Security Ownership of Certain Beneficial Owners

  (b)  Holders
 Title of          Name & Address of            Amount and Nature of      % of
  Class            Beneficial Owner             Beneficial Ownership     Class

General Partner    Interfinancial Real            621 Units               100%
   Interest        Estate Management Co           ($621,316)
                   1201 Third Avenue, Suite 5400
                   Seattle, Washington 98101 3076

    (b) No officers or directors of the general partner of the registrant own a Partnership interest.

    (c)  No change in control of the registrant is anticipated.

Item 13.  Certain Relationships and Related Transactions

    (a) There are no transactions in which the directors or officers of the General Partner or security holder of the registrant have a material interest.

  (b) There are no transactions in which the directors of the General Partner have a material interest.

    (c) There is no indebtedness of the management of the General Partner of the registrant to the registrant.

                             PART IV

Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
  (a) 1.Financial Statements:

         Report of independent certified public accountants.

         Balance Sheets at December 31, 1996 and 1995.

         Statements of Income for the years ended December 31, 1996, 1995 and 1994.

       Statements of Changes in Partners' Capital for the years ended December 31, 1996, 1995 and 1994.

       Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

         Notes to Financial Statements.

  (a) 2.Financial Statement Schedules:

         IV Indebtedness of and to Related Parties

       XI Real Estate and Accumulated Depreciation and Amortization of Local Limited Partnerships.

         All other schedules are omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

FINANCIAL STATEMENTS OF UNCONSOLIDATED SUBSIDIARIES
 FIFTY PERCENT OWNED PERSONS OR OTHER UNCONSOLIDATED
PERSONS
                ACCOUNTED FOR ON THE EQUITY METHOD

         Separate financial statements of the nineteen limited partnerships accounted for on the equity method have been omitted because combined financial statements are included in Note 4 to the financial statements.

(a) 3. Exhibits

       1.A. Form of proposed Selling Brokers' Agreement, incorporated by reference from Registration
             Statement on Form S-11 filed March, 1973.

       3.A.  Amended Certificate and Agreement of Limited
             Partnership, incorporated by reference from
             Registration Statement on Form S-11 filed
                          March, 1973.

       3.B.  Amendment to Certificate of Limited
             Partnership, incorporated by reference from
             Registration Statement on Form S-11 filed
             March, 1973.

    3.C. Amendment to Certificate of Limited
         Partnership. Incorporated by reference from proxy statement filed September 18, 1991.

       4.A.  Subscription agreement for use prior to
             effective date of Registration Statement, incorporated by reference from Registration
             Statement on Form S-11 filed March, 1973.

       4.B. Application form to subscribe for Units, incorporated by reference from Registration
             Statement on Form S-11 filed March, 1973.

       5.A. Opinion and Consent of Counsel, incorporated by reference from Registration Statement on Form
             S-11 filed March, 1973.

       8.A.  Opinion and Consent of Tax Counsel,
             incorporated by reference from Registration
             Statement on Form S-11 filed March, 1973.

    8.B-1 Tax Ruling from the Internal Revenue Service dated August 8, 1973, incorporated by reference from Post-Effective Amendment No. 1 to
             Registration Statement on Form S-11 filed
             September, 1973.

       10.A. Copy of Agreement between Registrant, the
             General Partner and Income-Equities Corporation with respect to certain commitments made on behalf of the Registrant, incorporated by reference from Registration Statement on Form S-
             11 filed September, 1973.

       10.B. Copy of Management Agreement between the
             Registrant and Income-Equities Corporation incorporated by reference from Registration
             Statement on Form S-11 filed March, 1973.

       10.C. Second Amendment to the Limited Partnership
             Agreement and Certificate of Antonia Manor, a limited partnership, incorporated by reference from Form 8-K filed April, 1975.

       10.D. Second Amendment to the Limited Partnership
             Agreement and Certificate of The Alexander, a limited partnership, incorporated by reference from Form 8-K filed April 1975.

       10.E. Second Amendment to the Limited Partnership
             Agreement and Certificate of Marlton Manor
             Associates, a limited partnership, incorporated by reference from Form 8-K filed April 1975.

       10.F. Second Amendment to the Limited Partnership
             Agreement and Certificate of Maria Manor, a limited partnership, incorporated by reference from Form 8-K filed April 1975.

       10.G. First Amendment to the Limited Partnership
             Agreement and Certificate of Sheridan Manor IV, a limited partnership, incorporated by reference from Form 8-K filed April 1975.

       10.H. First Amendment to the Limited Partnership
             Agreement and Certificate of Glen Arms
             Associates, a limited partnership, incorporated by reference from Form 8-K filed April 1975.

       10.I. Second Amendment to the Limited Partnership
             Agreement and Certificate of Sheridan Manor X, a limited partnership, incorporated by reference from Form 8-K filed April 1975.

       10.J. Agreement of Purchase and Sale of Partnership
             Interests and Agreement for Investment in Limited Partnership dated August 30, 1984 among Edgewood II Associates, Mid-City Financial Corporation, the Registrant and Real Estate Associates VII, incorporated by Reference from Form 8-K filed June 1990.

       10.K. First Amendment to Agreement of Purchase and
             Sale of Partnership Interests and Agreement for
             Investment in Limited Partnership dated August
             31, 1984, incorporated by reference.

       10.L. Second Amendment to Agreement of Purchase and
             Sale of Partnership Interests and Agreement for
             Investment in Limited Partnership dated August
             31, 1984, incorporated by reference.

(b) Reports on Form 8-K

       There were no reports on Form 8-K filed during the last quarter of 1996.

 (c)Exhibits:

    Form 12b-25

 (d)Financial Statement Schedules:

    IV Indebtedness of and to Related Parties

    XI Real Estate and Accumulated Depreciation and Amortization of Local
       Limited Partnerships.

       All other schedules are omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.

         (REGISTRANT)  URBAN IMPROVEMENT FUND LIMITED   1973
           BY:  INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY


Date:      08-25-97
By:        Paul H. Pfleger
           President
           Interfinancial Real Estate Management Company



Date:      08-25-97
By:        John M. Orehek
           Senior Vice President
           Interfinancial Real Estate Management Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   08-25-97
By:     Paul H. Pfleger, Director
        Interfinancial Real Estate Management Company


Date:   08-25-97
By:     John M. Orehek, Director
        Interfinancial Real Estate Management Company.



              URBAN IMPROVEMENT FUND LIMITED   1973
                       SEATTLE, WASHINGTON

                    ANNUAL REPORT ON FORM 10-K
           ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)
            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   YEAR ENDED December 31, 1996



URBAN IMPROVEMENT FUND LIMITED   1973
(A Limited Partnership)
Form 10-K   Items 14(a)(1) and (2)
Form 10-K   Item 14(d)


INDEX TO FINANCIAL STATEMENTS


The following financial statements of Urban Improvement Fund Limited 1973 are included in Item 8, Item 14(a)(1)

    Independent auditors' report . . . . . . . . . . . . . . . . . . F-3

    Balance sheets at December 31, 1996 and 1995 . . . . . . . . . . F-4

    Statements of income
       for the years ended December 31, 1996, 1995 and 1994. . . . . F-5

    Statements of changes in partners' capital
       for the years ended December 31, 1996, 1995 and 1994. . . . . F-6

    Statements of cash flows
       for the years ended December 31, 1996, 1995 and 1994. . . . . F-7

    Notes to financial statements. . . . . . . . . . . . . . . . . . F-8


The following financial statement schedules of Urban Improvement
Fund Limited 1973 are included in Item 14(a)(2) and 14(d):

    IV.  Indebtedness of and to Related Parties. . . . . . . . . . .F-24

    XI.  Real Estate and Accumulated Depreciation of
           Local Limited Partnerships. . . . . . . . . . . . . . . .F-25

All other schedules are omitted because they are not applicable or required information is shown in the financial statements or notes thereto.

       FINANCIAL STATEMENTS OF UNCONSOLIDATED SUBSIDIARIES
       FIFTY PERCENT OWNED PERSONS OR OTHER UNCONSOLIDATED
          PERSONS ACCOUNTED FOR ON THE EQUITY METHOD

Separate financial statements of the nineteen limited partnerships accounted for on the equity method have been omitted because combined financial statements are included in Note 4 to the financial statements.

                     INDEPENDENT AUDITORS' REPORT


To The Partners
Urban Improvement Fund Limited   1973

We have audited the accompanying balance sheets of Urban Improvement Fund
Limited   1973 (a Limited Partnership), as of December 31, 1996 and 1995, and
the related statements of income, changes in partners' capital and cash flows for the years ended December 31, 1996, 1995 and 1994, and the related schedules listed in Item 14(a)(2) of the annual report on Form 10-K of Urban Improvement Fund Limited 1973 for the years ended December 31, 1996, 1995 and 1994.
These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of five of Urban Improvement Fund Limited 1973's investments in local limited partnerships whose combined financial statements are included in Note 4. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, to the extent it relates to the amounts included for these local limited partnership investments, is based solely on the reports of the
other auditors.  Urban Improvement Fund Limited   1973's investment in these
Partnerships were reduced to zero at December 31, 1996 and 1995.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited 1973 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the report of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required therein.

Atlanta, Georgia
June 4, 1997



URBAN IMPROVEMENT FUND LIMITED   1973
(A Limited Partnership)

BALANCE SHEETS

ASSTS
                                                       December 31,
                                            1996                         1995

Cash and cash equivalents                $  271,692                 $  130,115

Investments in and advances to Local
  Limited Partnerships accounted for on
  the equity method   Note 4
   (Schedules IV and XI)                  3,469,756                  2,391,555

                                         $3,741,448                 $2,521,670



                    LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                         $      556                 $      -0-

  Distribution payable                        1,634                      1,634

Management fee payable (Schedule IV)         90,510                     47,122
                                             92,700                     48,756

Partners' capital   Note 2
  General Partner   621 Partnership units
    authorized, issued and outstanding      182,416                    123,624

Limited partners   11,811 Partnership units
authorized, issued and outstanding        3,466,332                  2,349,290
                                          3,648,748                  2,472,914
Commitments and contingent liabilities
  Notes 3 and 5                          $3,741,448                 $2,521,670

The Notes to Financial Statements are an integral part of these Statements.


URBAN IMPROVEMENT FUND LIMITED   1973
(A Limited Partnership)

STATEMENTS OF INCOME

                                                  Year ended December 31,
                                      1996              1995             1994

     Interest income              $    9,159         $   19,449      $   19,916

Expenses:
  Professional fees                   29,245             27,849          27,855
  Management fees   Note 3            88,387             92,017         115,297
  Other expenses                      11,272              2,318           2,204
  Amortization of costs of
     acquisition                      10,099              9,452           8,639
                                     139,003            131,636         153,995
Loss before equity in income
  of Local Limited Partnerships     (129,844)          (112,187)       (134,079)
Equity in income of Local
  Limited Partnerships   Note 4    1,305,678          1,190,208         684,090

Net income                        $1,175,834         $1,078,021        $550,011
Allocation of net income:
  Net income allocated to
    General Partner               $   58,792         $   53,901        $ 27,501
  Net income allocated to
      Limited Partners             1,117,042          1,024,120         522,510

                                  $1,175,834         $1,078,021        $550,011
Net financial reporting income
per units:
General partnership units
(621 units outstanding allocated
to General Partner)               $       95         $       87       $       44
Limited partnership units
(11,811 units outstanding
allocated to Limited Partners)    $       95         $       87       $       44





The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED   1973
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                          General       Limited
                                           Partner      Partners        Total

Partners' capital at January 1, 1994   $   52,168     $  991,642     $1,043,810

     Net income   1994                     27,501        522,510        550,011

       Distributions                       (9,946)      (188,982)      (198,928)

Partners' capital at December 31, 1994     69,723      1,325,170      1,394,893

    Net income   1995                      53,901      1,024,120      1,078,021

Partners' capital at December 31, 1995    123,624      2,349,290      2,472,914

    Net income   1996                      58,792      1,117,042      1,175,834

Partners' capital at December 31, 1996 $  182,416     $3,466,332     $3,648,748



The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED   1973
(A Limited Partnership)

STATEMENTS OF CASH FLOWS

                                                     Year ended December 31,
                                            1996           1995           1994

         Net income                     $  1,175,834  $  1,078,021  $   550,011
Adjustments to reconcile net income to
  net cash used by operating activities:
 Amortization of costs of acquisition         10,099         9,452        8,639
Equity in income of local limited
  partnerships                            (1,305,678)   (1,190,208)    (684,090)
Increase (decrease) in management
  fee payable and accounts payable            43,944        (8,174)      38,043
                                          (1,251,635)   (1,188,930)    (637,408)
        Net cash used by operating
            activities                       (75,801)     (110,909)     (87,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Current year distributions                 219,132       172,609      265,505
  Net advances repaid by (paid to) local
    limited partnerships                      (1,754)          762       (7,605)
      Net cash provided by investing
      activities                             217,378       173,371      257,900

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions paid                          -0-           -0-     (198,928)
    Increase (decrease) in distribution
           payable                               -0-        (3,248)       2,370
        Net cash used by financing
            activities                           -0-        (3,248)    (196,558)

NET INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                      141,577        59,214      (26,055)

CASH BALANCE AT BEGINNING
   OF YEAR                                   130,115        70,901       96,956

CASH BALANCE AT END OF YEAR                 $271,692      $130,115      $70,901


The Notes to Financial Statements are an integral part of these statements.

Note 1   Organization and Accounting Policies

    Organization

Urban Improvement Fund Limited   1973 (the Partnership) was formed under the
California Uniform Limited Partnership Act on February 2, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,811 units of limited partnership interest pursuant to a public offering of such units which terminated in October 1973. The General Partner, Interfinancial Real Estate Management Company, invested $621,316.

The Urban Improvement Fund Limited   1973 prospectus, dated June 27, 1973,
specified that the General Partner has approximately a five percent interest in profits, losses and special allocations, and the limited partners will share the remainder of the interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

    Investment in and Advances to Local Limited Partnerships

As of December 31, 1996, the Partnership has investments in nineteen active real estate limited partnerships (Local Limited Partnerships) which are accounted for on the equity method (Notes 4 and 5). The investment account represents the sum of the capital investments, advances and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses. Initial and rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax purposes, are capitalized as costs of acquisition of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the useful lives (forty years) of the Local Limited Partnership's properties. Amortization is discontinued when the investment is reduced to zero.

The Partnership has an investment in one limited partnership that sold its real estate during 1984 (Note 5). This partnership, Edgewood II Associates, holds a note receivable for a portion of the sales proceeds.

The Partnerships' equity in income of the Local Limited Partnerships is summarized as follows:
                                                    For the Year Ended
                                                       December 31,
                                         1996             1995              1994
Net repayment from (advances to) Local
  Limited Partnerships with zero
  investments:                       $   (17,400)    $      762      $   (7,605)

Distributions received from Local Limited
Partnerships with zero investments:      131,877        140,767          65,856

Income from Local Limited Partnerships
with non-zero investments:             1,191,201      1,048,679         625,839

Equity in income of Local Limited
  Partnerships                        $1,305,678     $1,190,208      $  684,090

Significant accounting policies followed by the Local Limited Partnerships are summarized in Note 4.

  Taxes on Income

No provision for taxes on income has been recorded, since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

         Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at December 31, 1996 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

  Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Note 2 Reconciliation Between Net Income and Partners' Capital (Deficit) of the Partnership For Financial Reporting Purposes and Income Tax Purposes

A reconciliation of the Partnership's net income for financial reporting purposes and the Partnership's net income for income tax reporting purposes follows:
                                            For the Year Ended December 31,
                                        1996             1995             1994

Net income for financial reporting
  purposes                           $1,175,834      $1,078,021       $ 550,011

Amortization of initial and rent-up fees
  and other costs of acquisition capital-
  ized for financial reporting purposes
  and previously deducted for income tax
  reporting purposes                    10,099           9,452            8,639

Equity in income of Local Limited
  Partnerships for income tax reporting
  purposes in excess of that recognized
  under the equity method for financial
  reporting purposes.               1,024,353        1,108,707        1,757,166

Other accrual adjustments              44,161          (23,744)          26,200

Net income as reported on the federal
  income tax return                $2,254,447       $2,172,436       $2,342,016


A reconciliation of the partners' capital for financial reporting purposes and the partners' capital (deficit) for income tax purposes follows:

                                                    Year Ended December 31,
                                     1996               1995             1994
Partners' capital for financial
  reporting purposes            $  3,648,748      $  2,472,914     $  1,394,893

Commissions and offering expenses
  capitalized for income tax pur-
  poses and charged to capital for
  financial reporting purposes     1,250,836        1,255,630         1,250,836

Unamortized portion of initial and
  rent-up fees and other costs of
  acquisition capitalized for finan-
  cial reporting purposes and prev-
  iously deducted for income tax
  reporting purposes                (996,369)        (986,918)         (996,369)

Equity in cumulative losses of
  Local Limited Partnerships for
  income tax purposes, in excess
  of losses for financial reporting
  purposes                       (13,655,264)     (14,703,961)      (15,797,179)

Other accrual adjustments             91,283           47,122            55,379

Partners' capital (deficit) as
  reported on the federal income
  tax return                    $ (9,660,766)    $(11,915,213)     $(14,092,440)

The Partnership has received a ruling from the Internal Revenue Service that the basis of the limited partners' interests in the Partnership will include the Partnership's allocable share of basis resulting from mortgage debt of the Local Limited Partnerships under Section 752 of the Internal Revenue Code.

For tax purposes, the Partnership uses the accrual method of accounting. The Partnership deducted initial and rent-up fees when paid and takes into account its share of tax losses of the Local Limited Partnerships. The Local Limited Partnerships use the accrual method of accounting for tax purposes and, during the construction years of 1972 through 1975, deducted property taxes, interest and other carrying costs during construction as well as substantial amounts of payments to the respective general partners for various services rendered and costs incurred by the general partners of the Local Limited Partnerships.

Note 3   Management of Urban Improvement Fund Limited   1973

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770. (The fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000.) The Partnership recorded management fee expense of $88,387 during 1996, $92,017 during 1995 and $115,297 during 1994. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes.
No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

The General Partner of the partnership is a corporation which Paul H. Pfleger has a majority interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 1996, 1995 or 1994. In addition, as shown in the following table, PSI has become the General Partner in fourteen of the Local Limited Partnerships in which the Partnership has investments:

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

Note 4 Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method

The Partnership has seventy-seven percent to ninety-nine percent interests in profits and losses of the nineteen Local Limited Partnerships accounted for on the equity method. Investments in these Local Limited Partnerships were made in installments based typically on the stages of completion and/or occupancy.

Investments in and advances to the Local Limited Partnerships, accounted for on the equity method, are as follows:
                                                  Equity In
                                Capital            Income
                             Contributions        (Losses)             Subtotal
December 31, 1996:

Antonia Manor                     $145,612          $479,786         $ 625,398
Brighton Gardens
Apartments (Note 5)                370,000        (1,463,164)       (1,093,164)
First Bedford-Pine Apts., Ltd.     275,485        (1,726,357)       (1,450,872)
Freedom Associates (Note 5)        514,000        (2,385,046)       (1,871,046)
Glenn Arms Associates              223,877          (310,938)          (87,061)
Hedin Associates                    (8,524)          131,078           122,554
Himbola Manor, Ltd.                 42,920          (524,911)         (481,991)
Maria Manor                        114,699           461,589           576,288
Marlton Manor Associates           169,820           489,766           659,586
Mystic Valley Towers
Associates (Note 5)                680,314       (3,272,111)        (2,591,797)
OGO Associates of Los Arboles      102,916         (265,085)          (162,169)
OGO Associates of Mountclef         41,044         (125,704)           (84,660)
RAP-UP II B                        190,757         (864,695)          (673,938)
Sheridan Manor IV                  102,867         (125,836)           (22,969)
Sheridan Manor X                    83,082         (140,998)           (57,916)
The Alexander                      167,436        1,070,296          1,237,732
WOGO Associates of Carondelet      267,549         (565,178)          (297,629)
WOGO Associates of Fresno          549,531       (1,330,445)          (780,914)
W Street Associates.               305,500         (578,845)          (273,345)
Total                           $4,338,885     $(11,046,798)       $(6,707,913)

                         Losses Not                          Costs of
                         Recorded                          Acquisition
                         (Note 1)          Advances         (Note 1)       Total

Antonia Manor              $-0-              $222          $15,463    $ 641,083
Brighton Gardens
Apartments (Note 5)    1,026,029              -0-           67,135          -0-
First Bedford-Pine
Apts., Ltd.            1,393,130              -0-           57,742          -0-
Freedom Associates
 (Note 5)              1,754,611              -0-          116,435          -0-
Glenn Arms Associates        -0-           78,292           18,749        9,980
Hedin Associates             -0-              -0-           14,911      137,465
Himbola Manor, Ltd.      429,277              -0-           52,714          -0-
Maria Manor                  -0-              -0-           16,132      592,420
Marlton Manor Associate      -0-              -0-           50,622      710,208
Mystic Valley Towers
Associates (Note 5)    2,318,995              -0-          272,802          -0-
OGO Associates of Los
 Arboles                 115,902           24,448           21,819          -0-
OGO Associates of
Mountclef                 26,247           49,264            9,149          -0-
RAP-UP II B              643,902              -0-           30,036          -0-
Sheridan Manor IV            -0-          108,098           14,644       99,773
Sheridan Manor X          22,516           23,299           12,101          -0-
The Alexander                -0-              -0-           41,095    1,278,827
 WOGO Associates of
 Carondelet              158,362           94,074           45,193          -0-
WOGO Associates of
 Fresno                  534,835          160,083           85,996          -0-
W Street Associates.     103,682          135,583           34,080          -0-
Total                 $8,527,488         $673,363        $ 976,818   $3,469,756


Reconciliation to combined statement of partners equity (deficit)

  Urban Improvement Fund Limited 1973 capital
       contributions less equity in losses                    $(6,707,913)
     Flexible subsidy contributed by HUD                        1,168,171
  Urban Improvement Fund 1973's share
    of combined equity of Local Limited Partnerships
       per the accompanying statement                         $(5,539,742)

                                                     Equity In
                                    Capital            Income
                                 Contributions        (Losses)          Subtotal

December 31, 1995:

Antonia Manor                      $150,900           $257,851        $408,751
Brighton Gardens
Apartments (Note 5)                 370,000         (1,378,830)      1,008,830)
First Bedford-Pine
Apts., Ltd.                         275,485        (1,761,879)      (1,486,394)
Freedom Associates (Note 5)         514,000        (2,387,210)      (1,873,210)
Glenn Arms Associates               223,877          (427,654)        (203,777)
Hedin Associates                     (8,524)           83,383           74,859
Himbola Manor, Ltd.                  42,920          (577,416)        (534,496)
Maria Manor                         135,378           202,563          337,941
Marlton Manor Associates            215,185           265,639          480,824
Mystic Valley Towers
Associates (Note 5)                 812,190        (3,511,424)      (2,699,234)
OGO Associates of Los Arboles       102,916          (300,791)        (197,875)
OGO Associates of Mountclef          41,044          (141,332)        (100,288)
RAP-UP II B                         190,757          (913,354)        (722,597)
Sheridan Manor IV                   102,867          (181,731)         (78,864)
Sheridan Manor X                     83,082          (153,446)         (70,364)
The Alexander                       183,360           719,662          903,022
WOGO Associates of Carondelet       267,549          (576,118)        (308,569)
WOGO Associates of Fresno           549,531        (1,417,054)        (867,523)
W Street Associates                 305,500          (540,089)        (234,589)

Total                            $4,558,017      $(12,739,230)     $(8,181,213)

                        Losses Not                         Costs of
                          Recorded                        Acquisition
                          (Note 1)         Advances        (Note 1)       Total

Antonia Manor                $-0-             $-0-        $16,430      $425,181
Brighton Gardens
Apartments (Note 5)       941,695              -0-         67,135           -0-
First Bedford-Pine
Apts., Ltd.             1,428,652              -0-         57,742           -0-
Freedom Associates
(Note 5).               1,756,775              -0-        116,435           -0-
Glenn Arms Associates      84,826           99,555         19,396           -0-
Hedin Associates              -0-              -0-         15,843        90,702
Himbola Manor, Ltd.       481,782              -0-         52,714           -0-
Maria Manor                   -0-              -0-         17,140       355,081
Marlton Manor Associates      -0-              -0-         53,786       534,610
Mystic Valley Towers
Associates (Note 5)     2,426,432              -0-        272,802           -0-
OGO Associates of
Los Arboles               141,701           34,355         21,819           -0-
OGO Associates of
Mountclef                  44,977           46,162          9,149           -0-
RAP-UP II B               692,561              -0-         30,036           -0-
Sheridan Manor IV             -0-          102,703         15,458        39,297
Sheridan Manor X           36,718           21,545         12,101           -0-
The Alexander                 -0-              -0-         43,662       946,684
WOGO Associates
of Carondelet             175,996           87,380         45,193           -0-
WOGO Associates
 of Fresno                633,701          147,826         85,996           -0-
W Street Associates        68,426          132,083         34,080           -0-

Total                  $8,914,242         $671,609      $ 986,917    $2,391,555

Reconciliation to combined statement of partners equity (deficit)
  Urban Improvement Fund Limited 1973 capital
    contributions less equity in losses                     $ (8,181,213)
  Flexible subsidy contributed by HUD                          1,168,169
  Urban Improvement Fund 1973's share
    of combined equity of Local Limited Partnerships
       per the accompanying statement                       $ (7,013,044)

The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 1996 and 1995 and the related combined statements of income, partners' capital (deficit) and cash flows and selected footnote disclosures from the audited financial statements for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

Assets
                                             1996                       1995

Cash                                     $  1,564,135             $  1,069,366
Cash in escrow and other
   restricted funds                         7,337,467                6,907,032
Accounts receivable                           173,287                  165,491
Notes receivable                              470,000                  705,000
Prepaid expenses                              259,042                  283,211
Other assets                                  157,688                  166,955
                                            9,961,619                9,297,055
Property on the basis of cost:
  Land                                      3,191,991                3,191,991
  Buildings and improvements               57,045,930               55,385,308
                                           60,237,921               58,577,299
  Less   accumulated depreciation         (39,340,633)             (37,607,483)
                                           20,897,288               20,969,816

                                         $ 30,858,907             $ 30,266,871

               Liabilities and Partners' Capital (Deficit)

Mortgage notes payable                  $  33,196,352              $33,939,855
Accounts payable and accrued expenses       2,232,774                2,455,199
Advances from Urban Improvement Fund
   Limited   1973                             673,363                  671,609
Advances from general partners                227,948                  227,948
Notes payable                               1,466,624                1,462,890
Advances from and payable to affiliates        60,425                   65,453
Tenants' security and other deposits          556,775                  539,596
                                           38,414,261               39,362,550
Partners' capital (deficit) per accompanying
  statements                               (7,555,354)              (9,095,679)
                                         $ 30,858,907             $ 30,266,871

COMBINED STATEMENTS OF INCOME OF LOCAL LIMITED
PARTNERSHIPS

                                                 December 31,
                            1996                1995                    1994
Revenue:
  Net rental income      $16,257,311         $16,073,536           $15,671,810
  Financial                  189,824             202,730                97,486
  Other                      306,244             659,587             1,156,917
    Total Revenue         16,753,379          16,935,853            16,926,213
Expenses:
Administrative             3,269,904           3,296,771             3,028,454
Utilities                  2,382,845           2,362,187             2,305,856
Operating                  4,070,141           3,835,220             4,028,012
Taxes and insurance        1,963,446           2,019,568             2,061,275
Total Operating Expenses  11,686,336          11,513,746            11,423,597

Net Operating Income       5,067,043           5,422,107             5,502,616

Non-operating expenses:
  Financial expenses       1,238,098           1,352,108             1,387,265
  Depreciation and
      amortization         1,739,991           1,670,080             1,662,804
  Other expenses             288,325             377,513               326,754
                           3,266,414           3,399,701             3,376,823

  Net income              $1,800,629          $2,022,406            $2,125,793

Amortization of capitalized interest amounted to $80,861 in 1996, 1995 and 1994.


                           Urban
                        Improvement        Other
                        Fund Limited      Limited       General
                            1973          Partners      Partners       Total
Partners' capital (deficit)
  at January 1, 1994    (10,320,623)    (1,071,855)    (1,332,255)  (12,724,733)

Cash distributions         (265,505)        (5,131)       (18,614)     (289,250)

Net income   1994         1,839,706         71,863        214,224     2,125,793

Partners' capital (deficit)
  at December 31, 1994  $(8,746,422)   $(1,005,123)   $(1,136,645) $(10,888,190)

Cash distributions         (188,073)       (10,799)       (31,023)     (229,895)

Net income   1995         1,921,451         18,277         82,678     2,022,406

Partners' capital (deficit)
  at December 31, 1995   (7,013,044)      (997,645)    (1,084,990)   (9,095,679)

Cash distributions         (219,132)       (10,276)       (30,896)     (260,304)

Net income   1996         1,692,434         20,986         87,209     1,800,629

Partners' capital (deficit)
  at December 31, 1996  $(5,539,742)     $(986,935)  $(1,028,677)   $(7,555,354)


STATEMENT OF CASH FLOWS
                                                       December 31,
                                        1996               1995           1994


Net income                            $1,800,629      $2,022,406     $2,125,793
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization    1,733,150       1,670,080      1,662,804
      Decrease (increase) in escrows,
        restricted deposits and
        receivables, prepaid expenses
           and other assets             (169,795)       (754,119)     1,727,882)
      Increase (decrease) in accounts
        payable, accrued expenses,
        tenant security deposit
        liability and other liabilities (205,247)        (36,364)        51,903
             Total adjustments         1,358,108         879,597        (13,175)
            Net cash provided by
                operating activities   3,158,737       2,902,003      2,112,618

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net capital expenditures         (1,660,621)     (1,940,192)    (1,709,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage principal payments           (743,503)       (797,413)      (680,194)
  Distributions paid                    (260,304)       (229,895)      (289,250)
  Advances from
        (repayments to) affiliates        (3,274)       (508,293)        21,709
  Proceeds from issuance of
        notes payable                      3,734         472,092        174,200
            Net cash used by financing
                 activities           (1,003,347)     (1,063,509)      (773,535)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       494,769        (101,698)      (370,901)

 CASH BALANCE AT BEGINNING OF YEAR     1,069,366       1,171,064      1,541,965

 CASH BALANCE AT END OF YEAR          $1,564,135      $1,069,366     $1,171,064


SUPPLEMENTAL INFORMATION REGARDING INTEREST PAYMENTS IS AS FOLLOWS:
     Interest paid, net of subsidy     $ 990,930     $ 1,034,167     $1,142,346

A reconciliation between combined income for financial reporting purposes and the combined income for income tax purposes follows:
                                                       December 31,
                                          1996            1995           1994
Combined net income for financial
  reporting purposes                   $1,800,629      $2,022,406    $2,125,793

Equity in deductions taken by Local
  Limited Partnerships for tax purposes
  in excess of loss for financial
  reporting purposes                      581,931        536,325        573,580

Accrual adjustments for financial
   reporting purposes                      45,394       (105,653)        67,229

Combined income for income tax
         purposes                      $2,527,954     $2,453,078     $2,766,602

A reconciliation of combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax purposes follows:

                                                      December 31,
                                         1996            1995            1994
Combined partners' capital (deficit)
  for financial reporting purposes   $ (7,555,354)   $(9,095,679)  $(10,888,190)

Carrying costs during construction
  capitalized for financial reporting
  purposes, excess of depreciation for
  tax purposes and accrual adjustments
   for financial reporting purposes    (5,447,227)   (6,141,240)     (6,513,800)

Combined partners' capital (deficit) for
  income tax purposes as reported on
   the federal income tax returns    $(13,002,581) $(15,236,919)   $(17,401,990)

         Cost of Buildings

For financial statement purposes, the Local Limited Partnerships generally capitalized all project costs, including payments to the general partners, interest, taxes, carrying costs and operating expenses offset by incidental rental income, up to the cutoff date for cost certification purposes. For income tax purposes, certain of these amounts were deducted when paid.

         Depreciation and Amortization

For financial statement purposes, depreciation is computed using the straight-line and various accelerated methods over useful lives of twenty to forty years from the date of completion of the building or rehabilitation. For income tax purposes, buildings are depreciated over twenty to forty years using various accelerated methods, and certain rehabilitation costs are amortized on the straight-line method over sixty months under the provisions of section 167(k) of the Internal Revenue Code.

Certain expenses related to obtaining permanent financing for the partnerships have been deferred and are being amortized for financial statement purposes using the straight-line method over periods of twenty to forty years.

         Mortgage Notes Payable

The Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) and the Massachusetts Housing Finance Agency (MHFA) totaling $33,196,352 at December, 1996 ($20,062,663 by HUD and $13,133,689 by MHFA) and $33,939,855 at December,
1995 ($20,556,542 by HUD and $13,383,313 by MHFA). The mortgage notes payable are secured by deeds of trust on rental property and bear interest at rates from 6.9 percent to 8.5 percent per annum. The mortgages are payable in monthly installments of principal and interest aggregating approximately $271,000 over periods of forty years. HUD will make interest reduction payments on the mortgages of eight Local Limited Partnerships which have mortgages insured under Section 236 in amounts which will reduce the mortgage payments to those required for mortgages carrying a one percent interest rate. The scheduled principal reductions for the next five years are as follows:

              Year Ended December 31,                        Amount

                         1997                          $   842,834
                         1998                              904,046
                         1999                              969,727
                         2000                            1,039,200
                         2001                            1,116,714
                        Beyond                          28,323,831

                                                       $33,196,352

  National Housing Act Subsidies and Restrictions

Under terms of the regulatory agreement with HUD and MHFA, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by HUD. As of December 31, 1996, approximately $2,823,898 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by HUD.

Five Local Limited Partnerships (LLP's) entered into flexible subsidy contracts with HUD. Under the terms of the contracts, HUD contributed $1,226,162 to the Local Limited Partnerships between 1980 and 1982. These amounts were allocated
$1,168,171 to Urban Improvement Fund Limited   1973 and $57,989 to other
partners. The partners contributed $138,805 in 1981 and 1980 to the capital of the LLP's. Such funds were used for improving LLP properties.

All of the Local Limited Partnerships have entered into rent supplement and/or
Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 1996, 1995 and 1994, the Local Limited Partnerships received approximately $7,877,000, $7,643,000 and $8,536,000, respectively, in rent supplement and Section 8 funds.

Substantially all notes payable represent residual receipts notes payable by several Local Limited Partnerships. These notes are payable to the former general partners upon sale of the property after a provision for income taxes resulting from the gain from such sales and the return of contributed capital and advances plus interest to the Partnership. The residual receipt notes payable totaled $1,466,624 at December 31, 1996 and $1,462,890 at December 31, 1995.

         Management

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees of approximately five percent to fifteen percent of the gross revenues of the respective projects. Most of the management agents are affiliated with or are the general partners of the Local Limited Partnerships.

Note 5   Sale of the Assets of Edgewood II Associates

The property of Edgewood II Associates was sold during 1984. The sales price of $8,270,146 was composed of a cash payment of $1,215,000, the assumption of the underlying mortgage of $4,855,146 and an installment payment of $2,200,000 that is due on December 31, 1999 along with accrued interest. Urban 73's share of the final installment is $1,650,000 with the balance due to the Local General Partner. Interest accrues at nine and one-half percent per annum and is payable on the anniversary date of the note to the extend of seventy five percent of the property's distributable cash flow. The gain on the sale of the real estate is recognized on the cost recovery method to first recognize the recovery of the asset value, then recognize the gain as the proceeds are received. For the years ended December 31, 1996, 1995 and 1994, the Partnership received and recorded as interest income of zero, $15,462 and $16,340, respectively.

URBAN IMPROVEMENT FUND LIMITED   1973
(A Limited Partnership)

Schedule IV

INDEBTEDNESS OF RELATED PARTIES
                                                December 31,
                              1996      Change      1995      Change       1994
Advances to (repayments
  from) Local Limited
  Partnerships:
    Antonia Manor              $222       $222      $ -0-     $ -0-      $ -0-
       Glenn Arms            78,292    (21,263)    99,555       -0-     99,555
    OGO of Los Arboles       24,448     (9,907)    34,355   (17,071)    51,426
    OGO of Mountclef         49,264      3,102     46,162    18,973     27,189
    Sheridan Manor IV       108,098      5,395    102,703       862     101,841
    Sheridan Manor X         23,299      1,754     21,545    (4,368)     25,913
    WOGO of Carondelet       94,074      6,694     87,380       842      86,538
    WOGO of Fresno          160,083     12,257    147,826       -0-     147,826
    W-Street Associates     135,583      3,500    132,083       -0-     132,083

                           $673,363     $1,754   $671,609     $(762)   $672,371

All advances are included in the balance sheet caption "Investments in and advances to Local Limited Partnerships accounted for on the equity method." See Note 4 to financial statements.

                                                December 31,
                             1996       Change      1995     Change       1994
Payable to affiliate:
  Management fee
    payable to
    General Partners        $90,510    $43,388    $47,122   $(8,175)    $55,297


URBAN IMPROVEMENT FUND LIMITED   1973
(A Limited Partnership)

Schedule XI

REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS

December 31, 1996

                                                    Outstanding
Description                                           Mortgage
Partnership/location             No. of Units         Balance            Land

Antonia Manor                   133 apartment
 San Francisco, CA                2 commercial      $ 1,162,333      $  175,557
Brighton Gardens Apts
 Brighton, MA                    62 apartment         1,301,386         322,929
First Bedford-Pine Apts
 Atlanta, GA                    134 apartment         1,660,378          43,491
Freedom Associates
 Baltimore, MD30                  8 apartment         2,447,078         298,637
Glenn Arms Associates
 Washington, DC                  55 apartment           756,915         125,898
Hedin Associates                 48 apartment
 Washington, DC                   1 commercial          589,910          38,600
Himbola Manor
 LaFayette, LA                  136 apartment         1,522,618         111,000
Maria Manor                     119 apartment
 San Francisco, CA                1 commercial        1,193,742         285,140
Marlton Manor Assoc.            151 apartment
 San Francisco, CA                7 commercial        1,523,104         258,373
Mystic Valley Towers
 Medford, MA                    466 apartment        11,832,303         487,159
OGO Associates of Los Arboles
 Thousand Oaks, CA               43 apartment           728,134          84,716
OGO Associates of Mountclef
 Thousand Oaks, CA               18 apartment           284,877          21,876
RAP-UP II B                      51 apartment
 Roxbury, MA                      4 commercial          851,342          23,098
Sheridan Manor IV
 Los Angeles, CA                48 apartment            490,708          96,827
Sheridan Manor X
 Los Angeles, CA                30 apartment            307,779          16,105
The Alexander                  179 apartment
 San Francisco, CA               1 commercial         1,698,451         195,999
WOGO Associates of Carondelet
 Los Angeles, CA               124 apartment          1,222,183         154,552
WOGO Associates of Fresno      219 apartment
  Fresno, CA                    12 commercial          2,251,662        395,680
W-Street Associates
 Washington, D.C.              102 apartment           1,371,449         56,354
                                                     $33,196,352     $3,191,991

                               Building &                          Accumulated
Partnership                   Improvement(B)          Total        Depreciation

Antonia Manor                  $ 2,683,993          $2,859,550     $(1,470,488)
Brighton Gardens Apts            1,830,882           2,153,811      (1,385,704)
First Bedford-Pine Apts          2,414,932           2,458,423      (2,390,498)
Freedom Associates               3,995,723           4,294,360      (3,468,163)
Glenn Arms Associates            1,342,655           1,468,553        (899,863)
Hedin Associates                 1,176,581           1,215,181        (602,758)
Himbola Manor                    2,619,492           2,730,492      (1,892,077)
Maria Manor                      2,448,158           2,733,298      (1,390,574)
Marlton Manor Assoc.             3,070,036           3,328,409      (1,547,999)
Mystic Valley Towers            17,858,253          18,345,412     (12,668,071)
OGO Associates of Los Arboles    1,165,324           1,250,040        (787,903)
OGO Associates of Mountclef        486,467             508,343        (333,993)
RAP-UP II B                      1,280,883           1,303,981      (1,079,575)
Sheridan Manor IV                  832,852             929,679        (656,337)
Sheridan Manor X                   554,462             570,567        (434,268)
The Alexander                    4,104,008           4,300,007      (2,305,352)
WOGO Associates of Carondelet    2,080,431           2,234,983      (1,417,342)
WOGO Associates of Fresno        4,152,271           4,547,951      (2,844,886)
W-Street Associates              2,948,527           3,004,881      (1,764,782)
                               $57,045,930         $60,237,921     (39,340,633)

                                                                Depreciation
                            Date of                               in latest
                          Completion of            Date        Income Statement
Partnership               Construction           Acquired        is Computed

Antonia Manor                   1974                1973            7-40 years
Brighton Gardens Apts           1975                1973            5-40 years
First Bedford-Pine Apts         1974                1973              25 years
Freedom Associates              1974                1973            7-25 years
Glenn Arms Associates           1975                1973            3-25 years
Hedin Associates                1974                1973            5-30 years
Himbola Manor                   1974                1973            3-25 years
Maria Manor                     1974                1973            5-40 years
Marlton Manor Assoc.            1974                1973            5-40 years
Mystic Valley Towers            1975                1973            5-40 years
OGO Associates of Los Arboles   1974                1973            7-30 years
OGO Associates of Mountclef     1974                1973            7-30 years
RAP-UP II B                     1974                1973            7-20 years
Sheridan Manor IV               1975                1973            5-25 years
Sheridan Manor X                1975                1973            7-25 years
The Alexander                   1974                1973            5-30 years
WOGO Associates of Carondelet   1974                1973            5-30 years
WOGO Associates of Fresno       1974                1973            5-30 years
W-Street Associates             1975                1973            5-30 years

                                    Building &          Total       Accumulated
                        Land        Improvement         Cost        Depreciation

Balance at
January 1, 1995      $3,191,991     $53,445,116      $56,637,107   $36,001,409
Additions during year       -0-       1,940,192        1,940,192     1,606,074

Balance at
December 31, 1995     3,191,991      55,385,308       58,577,299    37,607,483
Additions during year       -0-       1,660,622        1,660,622     1,733,150

Balance at
December 31, 1996    $3,191,991    $57,045,930       $60,237,921   $39,340,633


NOTE:   Capital improvements since original construction or rehabilitation are not material to the combined financial statements and, as such, are not disclosed separately. The financial statement category of buildings and improvements is composed substantially of cost plus the initial renovation upon acquisition. Total cost of land and building for federal income tax purposes amounts to approximately $51,049,103.