Form 10-Q
period 1997-03-31
URBAN IMPROVEMENT FUND LTD 1973
filed 1997-08-26
CIK 102341

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

[X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

                            For the quarterly period ended March 31, 1997

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


                                      PART I   FINANCIAL INFORMATION

                                       Item 1   Financial Statements

                                              BALANCE SHEETS

                                 URBAN IMPROVEMENT FUND LIMITED   1973
                                         (A Limited Partnership)

                                                  ASSETS

                                                March 31,       December 31,
                                                   1997             1996

     Cash                                       $ 163,175         $ 271,692

Investments in and advances to Local
  Limited Partnerships accounted for
  on the equity method                          3,818,240         3,469,756

                                               $3,981,415        $3,741,448



                                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $    6,964        $      556
Distribution payable                                1,634             1,634
Management fee payable                             28,387            90,510
                                                   36,985            92,700

Partners' Capital:
  General Partner   621 Partnership units
  authorized, issued and outstanding              197,200           182,416

  Limited Partners   11,811 Partnership
  units authorized, issued and outstanding      3,747,230         3,466,332
                                                3,944,430         3,648,748

Total Liabilities and Partners' Capital        $3,981,415        $3,741,448


Unaudited.  See accompanying notes.

                  CAPITALIZATION AND PARTNERS CAPITAL

                 URBAN IMPROVEMENT FUND LIMITED   1973
                        (A Limited Partnership)

                                          March 31,               December 31,
                                           1997                         1996
General Partner Interest   621
         Partnership units issued
         and outstanding                 $   621,316             $   621,316

Limited Partners' Interest   11,811
         Partnership units issued and
         outstanding                      11,811,000              11,811,000
                                          12,432,316              12,432,316

Offering Expenses                         (1,250,836)             (1,250,836)

Distributions to partners                 (1,448,178)             (1,448,178)

Accumulated loss through
         December 31, 1996                (6,084,554)             (6,084,554)

Income for the three month period ended
         March 31, 1997                      295,682                     -0-
                                          (5,788,872)             (6,084,554)

Partners' Capital at End of Period       $ 3,944,430             $ 3,648,748

Unaudited.  See accompanying notes.


                         STATEMENTS OF INCOME

                 URBAN IMPROVEMENT FUND LIMITED   1973
                        (A Limited Partnership)

                                                      For the Three-Month
                                                         Period Ended
                                                           March 31,
                                                  1997                   1996

Revenues                                     $   2,438               $   1,504

Cost and expenses:

  Professional fees                              6,963                   7,899

  Management fee                                15,000                  15,000

  Other expense                                  1,276                     -0-

         Amortization                            2,526                   2,386
                                                25,765                  25,285

Loss before equity in income
         of Local Limited Partnerships         (23,327)                (23,781)

Equity in income of Local
         Limited Partnerships                  319,009                 274,076

Net income                                   $ 295,682              $  250,295

Allocation of net income:

  Net income allocated to
         General Partner                     $  14,784              $   12,515

  Net income allocated to
         Limited Partners                      280,898                 237,780

                                             $ 295,682              $  250,295

Net income allocated to Limited
  Partners per Limited Partnership
         Unit (11,811 units outstanding at
         March 31, 1997 and 1996)            $      24              $       20

Unaudited.  See accompanying notes.


                               STATEMENTS OF CASH FLOWS

                         URBAN IMPROVEMENT FUND LIMITED   1973
                                  (A Limited Partnership)


                                                      For the Three-Month
                                                         Period Ended
                                                           March 31,
                                                  1997                 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $ 295,682          $ 250,295
  Adjustments to reconcile net income
    to net cash used by operating activities:
    Amortization                                    2,526              2,386
     Equity in income of local limited
     partnerships                                (319,009)          (274,076)
     Increase (decrease) in accounts payable,
         management fees payable and payable
         to affiliates                            (55,716)             6,963
           Total adjustments                     (372,199)          (264,727)

      Net cash provided (used) by operating
         activities                               (76,517)           (14,432)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Net advances paid by (to) local limited
         partnerships                             (32,000)             7,436

             Net cash provided (used) by investing
               activities                         (32,000)             7,436

NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                        (108,517)            (6,996)

CASH BALANCE AT BEGINNING OF PERIOD               271,692            130,115

CASH BALANCE AT END OF PERIOD                   $ 163,175          $ 123,119


Unaudited.  See accompanying notes.

                       NOTES TO SUMMARIZE FINANCIAL INFORMATION
                                     March 31, 1997

                        URBAN IMPROVEMENT FUND LIMITED   1973
                                 (A Limited Partnership)


Note 1   Organization   Urban Improvement Fund Limited   1973 (the Partnership)
was formed under the California Uniform Limited Partnership Act on February 2, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,811 units of limited partnership interest pursuant to a public offering of such units which terminated in October, 1973. The General Partner, Interfinancial Real Estate Management Company invested $621,316.

The Urban Improvement Fund Limited 1973 prospectus, dated June 27, 1973, specified that the General Partner has approximately five percent interest in profits, losses and special allocations, and the limited partners will share the remaining interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

Note 2   Method of Accounting   Initial rent-up fees paid by the Partnership to
the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. hese costs and other costs of acquisition are amortized using the straight-line method over the lives (twenty to forty years) of the Local
Limited Partnership Properties. Amortization is discontinued when the investment is reduced to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the period received. Additional advances to Local Limited Partnership, after an investment is reduced to zero, are recognized as losses in the period paid.

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

  Sheridan Manor IV                                      March 1975

  Sheridan Manor X                                       March 1975

  The Alexander                                          April 1975

  WOGO Associates of Carondelet                         August 1976

  WOGO Associates of Fresno                             August 1976

  W Street Associates                                 December 1977

Note 4   Investments in Local Limited Partnerships   As of March 31, 1997 and
December 31, 1996, the Partnership has investments in nineteen active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership.

    The investments in Local Limited Partnerships are comprised of:
                                        March 31, 1997      December 31, 1996

Capital contributions                   $ 6,445,579             $ 6,445,579
Distributions                            (2,122,155)             (2,122,155)
Equity in losses                         (2,184,840)             (2,503,849)
Advances                                    705,363                 673,363
Unamortized costs of acquisitions           974,293                 976,818
                                        $ 3,818,240             $ 3,469,756


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $15,000 for the quarter ended March 31, 1997 and 1996.

The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for March 31, 1997 and 1996, is summarized as follows:

                                                         For the Three Month
                                                            Period Ended
                                                              March 31,
                                                         1997          1996
Repayment from (advances to) partnerships
  with zero investment
    OGO Associates of Los Arboles                $     -0-          $   9,907
    OGO Associates of Mountclef                        -0-                (62)
    Sheridan Manor X                                   -0-                 (4)
    WOGO Associates of Carondelet                      -0-                (30)
    WOGO Associates of Fresno                          -0-               (257)
                                                       -0-              9,554

Income from investments with non-
  zero investment:
    The Alexander                                   87,659             80,670
    Antonia Manor                                   55,484             35,908
    Glenn Arms                                      29,179                -0-
    Hedin Associates                                11,924              3,195
    Maria Manor                                     64,757             52,865
    Marlton Manor, Ltd.                             56,032             79,504
    Sheridan IV                                     13,974             12,380
                                                   319,009            264,522

                                                 $ 319,009          $ 274,076


                                      PART II   OTHER INFORMATION

Items 1 through 5 not applicable Item 6 Exhibits and Reports on Form 8-K
    a) None
    b) The registrant has not filed a report on Form 8-K during the quarter ending March 31, 1997.


                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                   URBAN IMPROVEMENT FUND LIMITED   1973

(Registrant)

By:  Interfinancial Real Estate Management Company, General Partner

Date:  08-25-97

By:  Michael Fulbright, Secretary

Date:  08-25-97

(Signature)

By:  John M. Orehek, Senior Vice President