Form 10-Q
period 1997-06-30
URBAN IMPROVEMENT FUND LTD 1973
filed 1997-10-31
CIK 102341

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the transition period from _________ to ________.

                          Commission File Number 0-7761

                     URBAN IMPROVEMENT FUND LIMITED - 1973
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

                           PART I   FINANCIAL INFORMATION

                           Item 1   Financial Statements

                                  BALANCE SHEETS

                      URBAN IMPROVEMENT FUND LIMITED - 1973
                             (A Limited Partnership)


                                     ASSETS

                                           June 30,         December 31,
                                                                                        1997                     1996

Cash                                    $   639,981         $   271,692

Investments in and advances to Local
 Limited Partnerships accounted for
 on the equity method                     4,048,811           3,469,756
                                         $4,688,792          $3,741,448

                             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $      -0-         $      556
Distribution payable                          1,634              1,634
Management fee payable                       28,387             90,510
                                                                                      30,021                      92,700

Partners' Capital:
 General Partner - 621
 Partnership units
 authorized, issued
 and outstanding                           232,917            182,416

Limited Partners - 11,811
 Partnership units authorized,
 issued and outstanding                  4,425,854          3,466,332
                                                                                 4,658,771                  3,648,748

Total Liabilities and
Partners' Capital                      $ 4,688,792        $ 3,741,448



Unaudited.  See accompanying notes.

                          CAPITALIZATION AND PARTNERS CAPITAL

                         URBAN IMPROVEMENT FUND LIMITED - 1973
                                (A Limited Partnership)

                                         June 30,          December 31,
                                           1997                1996
General Partner Interest - 621
  Partnership units issued
  and outstanding                     $   621,316          $    621,316

Limited Partners' Interest - 11,811
  Partnership units issued and
  outstanding                          11,811,000            11,811,000
                                                                              12,432,316                 12,432,316

Offering Expenses                      (1,250,836)           (1,250,836)

Distributions to partners              (1,448,178)           (1,448,178)

Accumulated loss through
  December 31, 1996                    (6,084,554)           (6,084,554)

Income for the six month
period ended June 30, 1997              1,010,023                   -0-
                                                                                 (5,074,531)              (6,084,554)

Partners' Capital at End
of Period                            $  4,658,771          $  3,648,748

Unaudited.  See accompanying notes.

                                 STATEMENTS OF INCOME

                        URBAN IMPROVEMENT FUND LIMITED - 1973
                            (A Limited Partnership)

                                 For the Three-Month       For the Six-Month
                                    Period Ended             Period Ended
                                      June 30,                 June 30,
                                 1997          1996        1997         1996

Revenues                      $   5,729   $   1,912   $    8,167     $  3,416

Cost and expenses:

 Professional fees                7,087      19,691       14,050       27,590

 Management fee                  15,000      15,000       30,000       30,000

 Other expense                    1,852       2,169        3,128        2,169

 Amortization                     2,526       2,386        5,052        4,772
                                 26,465      39,246       52,230       64,531

Loss before equity in
income of Local Limited
Partnerships                    (20,736)    (37,334)     (44,063)     (61,115)

Equity in income of Local
Limited Partnerships            735,077     288,994    1,054,086      563,070

Net income                    $ 714,341   $ 251,660   $1,010,023    $ 501,955

Allocation of net income:

Net income allocated to
 General Partner              $  35,717   $  12,583   $   50,501   $  25,098

Net income allocated to
 Limited Partners               678,624     239,077      959,522     476,857

                              $ 714,341   $ 251,660   $1,010,023    $501,955

Net income allocated to
Limited Partners per
Limited Partnership
Unit (11,811 units
outstanding at June 30,
1997 and 1996)               $      60    $      21   $       86    $      42


Unaudited.  See accompanying notes.

                                 STATEMENTS OF CASH FLOWS

                           URBAN IMPROVEMENT FUND LIMITED - 1973
                                   (A Limited Partnership)

                              For the Three-Month        For the Six-Month
                                  Period Ended              Period Ended
                                    June 30,                   June 30,
                              1997           1996        1997         1996

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income                 $ 714,341     $ 251,660    $1,010,023   $ 501,955
Adjustments to reconcile
net income to net cash
used by operating activities:
 Amortization                  2,526         2,386         5,052      4,772
 Equity in income of local
 limited partnerships       (735,077)     (288,994)   (1,054,086)  (563,070)
Increase (decrease) in
accounts payable, manage-
ment fees payable and pay-
able to affiliates            (6,963)       (6,963)     (62,679)        -0-
 Total adjustments          (739,514)     (293,571)  (1,111,713)   (558,298)
   Net cash used by
   operating activities      (25,173)      (41,911)    (101,690)    (56,343)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Current period
distributions                474,386        87,255      474,386     87,255
Net advances paid by
(repaid from) local
limited partner-
ships                         27,593        23,523       (4,407)    30,959
 Net cash provided by
 investing activities        501,979       110,778      469,979    118,214

NET INCREASE (DECREASE)
IN CASH AND CASH
EQUIVALENTS                  476,806        68,867      368,289     61,871

CASH BALANCE AT
BEGINNING OF
PERIOD                       163,175       123,119      271,692    130,115

CASH BALANCE AT
END OF PERIOD              $ 639,981     $ 191,986   $  639,981  $ 191,986

Unaudited.  See accompanying notes.

                 NOTES TO SUMMARIZE FINANCIAL INFORMATION
                             June 30, 1997

                    URBAN IMPROVEMENT FUND LIMITED - 1973
                          (A Limited Partnership)


Note 1 - Organization - Urban Improvement Fund Limited - 1973 (the Partnership) was formed under the California Uniform Limited Partnership Act on February 2, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,811 units of limited partnership interest pursuant to a public offering of such units which terminated in October, 1973. The General Partner, Interfinancial Real Estate Management Company invested $621,316.

The Urban Improvement Fund Limited 1973 prospectus, dated June 27, 1973, specified that the General Partner has approximately five percent interest in profits, losses and special allocations, and the limited partners will share the remaining interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

Note 2 - Method of Accounting - Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for
financial reporting purposes.   These costs and other costs of acquisition
are amortized using the straight-line method over the lives (twenty to forty years) of the Local Limited Partnership Properties. Amortization is discontinued when the investment is reduced to zero.

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

Note 3 - Management of Urban Improvement Fund Limited 1973 - Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership will also pay the General Partner a liquidation fee for the sale of projects.

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

Sheridan Manor IV                                        March 1975

Sheridan Manor X                                         March 1975

The Alexander                                            April 1975

WOGO Associates of Carondelet                            August 1976

WOGO Associates of Fresno                                August 1976

W Street Associates                                      December 1977

Note 4 - Investments in Local Limited Partnerships - As of June 30, 1997 and December 31, 1996, the Partnership has investments in nineteen active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership.

    The investments in Local Limited Partnerships are comprised of:

                                   June 30, 1997           December 31, 1996

Capital contributions                $6,445,579                $ 6,445,579
Distributions                        (2,596,540)                (2,122,155)
Equity in losses                     (1,449,765)                (2,503,849)
Advances                                677,770                    673,363
Unamortized costs of
acquisitions                            971,767                    976,818

                                     $4,048,811                $ 3,469,756

                  Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $30,000 for the six months ended June 30, 1997 and 1996.

The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for June 30, 1997 and 1996, is summarized as follows:

                                 For the Three Month        For the Six Month
                                    Period Ended              Period Ended
                                      June 30,                   June 30,
                                 1997           1996        1997          1996

Distributions received from
partnerships with zero
investment
OGO Associates of
Mountclef                 $  357,685     $     -0-    $  357,685    $    -0-
OGO Associates of Los
Arboles                       4,614            -0-         4,614         -0-
WOGO Associates of
Carondelet                   24,460            -0-        24,460         -0-
Sheridan Manor X              1,939            -0-         1,939         -0-
                            388,698            -0-       388,698         -0-
Payment from (advances
to) partnerships with
zero investment
Glenn Arms                      -0-         21,263           -0-      21,263
Freedom Associates              (12)           -0-           (12)        -0-
Himbola Manor                    (6)           -0-            (6)        -0-
OGO Associates of
Mountclef                    (1,070)         7,334        (1,070)      7,272
OGO Associates of Los
Arboles                      24,448            -0-        24,448       9,907
Sheridan Manor X             23,299         (1,750)       23,299      (1,754)
WOGO Associates of
Carondelet                  (19,289)        (2,375)      (19,289)     (2,405)
WOGO Fresno                     -0-            -0-           -0-        (257)
                             27,370         24,472        27,370      34,026

Income from investments
with non-zero investment:
The Alexander                87,659         80,670       175,318     161,340
Antonia Manor                55,484         35,908       110,968      71,816
Glenn Arms                   29,179            -0-        58,358         -0-
Hedin Associates             11,924          3,195        23,848       6,390
Maria Manor                  64,757         52,865       129,514     105,730
Marlton Manor, Ltd.          56,032         79,504       112,064     159,008
Sheridan IV                  13,974         12,380        27,948      24,760
                            319,009        264,522       638,018     529,044

                         $  735,077      $ 288,994    $1,054,086   $ 563,070

                                   PART II   OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
    a) None

    b) The registrant has not filed a report on Form 8-K during the quarter ending June 30, 1997.

                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




URBAN IMPROVEMENT FUND LIMITED - 1973
            (Registrant)
By:  Interfinancial Real Estate Management
     Company, General Partner



Date  October 31, 1997

       Michael Fulbright
           (Signature)

By:  Michael Fulbright, Secretary


Date  October 31, 1997

       John M. Orehek
        (Signature)

By:  John M. Orehek, Senior Vice President