Form 10-Q
period 1997-09-30
URBAN IMPROVEMENT FUND LTD 1973
filed 1997-12-10
CIK 102341

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

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

                   PART I   FINANCIAL INFORMATION

                    Item 1   Financial Statements

                           BALANCE SHEETS

              URBAN IMPROVEMENT FUND LIMITED - 1973
                      (A Limited Partnership)

                            ASSETS

                                       September 30,         December 31,
                                           1997                  1996

Cash                                   $   450,022          $   271,692

Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity
 method                                  4,365,315            3,469,756

                                        $4,815,337           $3,741,448

                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                        $      -0-           $      556
Distribution payable                         1,634                1,634
Management fee payable                      28,387               90,510
                                            30,021               92,700

Partners' Capital:
  General Partner - 621
  Partnership units
  authorized, issued
  and outstanding                          239,244              182,416

 Limited Partners - 11,811
  Partnership units
  authorized, issued
  and outstanding                        4,546,072            3,466,332
                                         4,785,316            3,648,748

Total Liabilities and
  Partners' Capital                    $ 4,815,337          $ 3,741,448

Unaudited.  See accompanying notes.

                    CAPITALIZATION AND PARTNERS CAPITAL

                    URBAN IMPROVEMENT FUND LIMITED 1973
                             (A Limited Partnership)

                                      September 30,             December 31,
                                          1997                       1996
General Partner Interest - 621
 Partnership units issued
 and outstanding                      $   621,316             $    621,316

Limited Partners' Interest -
 11,811 Partnership units
  issued and outstanding               11,811,000               11,811,000
                                       12,432,316               12,432,316

Offering Expenses                      (1,250,836)              (1,250,836)

Distributions to partners              (1,448,178)              (1,448,178)

Accumulated loss through
  December 31, 1996                    (6,084,554)              (6,084,554)

Income for the six month
 period ended
 June 30, 1997                          1,136,568                      -0-
                                       (4,947,986)              (6,084,554)

Partners' Capital at
 End of Period                       $  4,785,316             $  3,648,748


Unaudited.  See accompanying notes.

                              STATEMENTS OF INCOME

                      URBAN IMPROVEMENT FUND LIMITED   1973
                              (A Limited Partnership)

                            For the Three-Month         For the Nine-Month
                               Period Ended                Period Ended
                               September 30,               September 30,
                            1997           1996         1997          1996

 Revenues               $   4,165       $   2,702    $   12,332    $   6,118

Cost and expenses:

  Professional fees        13,250           1,655        27,300       29,245

  Management fee           15,000          15,000        45,000       45,000

  Other expense             6,046           7,016         9,174        9,185

Amortization                2,526           2,386         7,578        7,158
                           36,822          26,057        89,052       90,588

Loss before equity
in income of Local
Limited Partnerships      (32,657)        (23,355)      (76,720)     (84,470)

Equity in income of
 Local Limited
 Partnerships             159,202         386,397     1,213,288      949,467

 Net income             $ 126,545       $ 363,042    $1,136,568    $ 864,997

Allocation of net income:

 Net income allocated
  to General Partner    $   6,327       $  18,152    $   56,828    $ 43,250

  Net income allocated
  to Limited Partners     120,218         344,890     1,079,740     821,747

                        $ 126,545       $ 363,042    $1,136,568   $ 864,997

Net income allocated
to Limited Partners
per Limited Partnership
Unit (11,811 units out-
standing  at June 30,
1997 and 1996)          $       10      $      29    $       91    $     70


Unaudited.  See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                       URBAN IMPROVEMENT FUND LIMITED   1973
                            (A Limited Partnership)

                          For the Three-Month           For the Nine-Month
                              Period Ended                 Period Ended
                              September 30,                 September 30,
                          1997           1996           1997          1996

CASH FLOWS FROM
 OPERATING
 ACTIVITIES:
 Net income            $ 126,545      $ 363,042      $1,136,568    $ 864,997
 Adjustments to
 reconcile net
 income to net
 cash used by
 operating
 activities:
 Amortization              2,524          2,386           7,578       7,158
Equity in income
of local limited
partnerships            (159,202)      (386,397)     (1,213,288)   (949,467)
 Increase (decrease)
 in accounts payable,
 management fees
 payable and pay-
 able to affiliates          -0-            -0-         (62,681)        -0-
  Total adjustments     (156,678)      (384,011)     (1,268,391)   (942,309)
  Net cash used by
 operating activities    (30,133)       (20,969)       (131,823)    (77,312)

CASH FLOWS FROM
 INVESTING
ACTIVITIES:
 Current period
  distributions         (188,121)       131,875         286,265     219,130
 Net advances paid
 by (repaid from)
 local limited
 partnerships             28,295        (10,000)         23,888      20,959
  Net cash provided by
 investing activities   (159,826)       121,875         310,153     240,089

NET INCREASE
 (DECREASE) IN
 CASH  AND CASH
 EQUIVALENTS            (189,959)       100,906         178,330     162,777

CASH BALANCE AT
 BEGINNING OF
 PERIOD                  639,981        191,986         271,692     130,115

CASH BALANCE
AT END OF PERIOD       $ 450,022      $ 292,892       $ 450,022   $ 292,892

Unaudited.  See accompanying notes.

                        NOTES TO SUMMARIZE FINANCIAL INFORMATION
                                   September 30, 1997

                       URBAN IMPROVEMENT FUND LIMITED   1973
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

Repayment of advances and cash distributions by the Local Limited Partner-ships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the period received. Additional advances to Local Limited Partnership, after an investment is reduced to zero, are recognized as losses in the period paid.

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

Note 3 -  Management of Urban Improvement Fund Limited 1973   Under the
terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership will also pay the General Partner a liquidation fee for the sale of projects.

The General Partner of the Partnership is a corporation in which Paul H. Pfleger has a majority interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has con-tracted with the General Partner and the Partnership to provide certain management and other services in any projects in which the Partnership has an interest. In addition, as shown in the following table, PSI has become the General Partner in fourteen of the Local Limited Partnerships in which the Partnership has investments:

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

  Sheridan Manor IV                                    March 1975

  Sheridan Manor X                                     March 1975

  The Alexander                                        April 1975

  WOGO Associates of Carondelet                        August 1976

  WOGO Associates of Fresno                            August 1976

  W Street Associates                                  December 1977

Note 4 - Investments in Local Limited Partnerships - As of September 30, 1997 and December 31, 1996, the Partnership has investments in nineteen active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The investments in Local Limited Partnerships are comprised of:

                                 September 30, 1997        December 31, 1996

Capital contributions                $6,445,579               $ 6,445,579
Distributions                        (2,408,420)               (2,122,155)
Equity in losses                     (1,290,560)               (2,503,849)
Advances                                649,475                   673,363
Unamortized costs of
 acquisitions                           969,241                   976,818
                                    $ 4,365,315               $ 3,469,756

                      Item 2 - Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.

The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term invest-ments. Revenue resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partners for cash flow. The Partnership advanced funds to selected partnerships in prior years. The General Partner does not believe these net advances will significantly affect the operations of the Partnership.

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $45,000 for the nine months ended September 30, 1997 and 1996.

The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for September 30, 1997 and 1996, is summarized as follows:

                             For the Three Month          For the Nine Month
                                Period Ended                 Period Ended
                                September 30,                September 30,
                             1997           1996          1997          1996

Distributions received
from  partnerships with
zero investment
  OGO Associates of
  Mountclef              $ (357,685)     $     -0-      $     -0-  $      -0-
  OGO Associates of
 Los Arboles                    -0-            -0-          4,614         -0-
 WOGO Associates of
 Carondelet                     -0-            -0-         24,460         -0-
  Sheridan Manor X              -0-            -0-          1,939         -0-
  Mystic Valley             163,727        131,875        163,727     131,875
 Edgewood II                  5,838            -0-          5,838         -0-

                         $ (188,120)     $ 131,875     $  200,578 $   131,875

Repayment from
 (advances to)
  partnerships
 with zero
 investment
 Glenn Arms                     -0-           -0-             -0-      21,263
 Freedom
 Associates                      12           -0-             -0-         -0-
 Himbola Manor                    6           -0-             -0-         -0-
 OGO Associates
of Mountclef                    -0-        (5,000)         (1,070)      2,272
 OGO Associates of
Los Arboles                     -0-        (5,000)         24,448       4,907
 Sheridan Manor X               -0-           -0-          23,299      (1,754)
WOGO Associates
of Carondelet                28,295           -0-           9,006      (2,405)
WOGO Fresno                     -0-           -0-             -0-        (257)
                             28,313       (10,000)         55,683      24,026

Income from investments
with non-zero investment:
The Alexander                87,659        80,670         262,977     242,010
Antonia Manor                55,484        35,908         166,452     107,724
Glenn Arms                   29,179           -0-          87,537         -0-
Hedin Associates             11,924         3,195          35,772       9,585
Maria Manor                  64,757        52,865         194,271     158,595
Marlton Manor, Ltd.          56,032        79,504         168,096     238,512
Sheridan IV                  13,974        12,380          41,922      37,140
                            319,009       264,522         957,027     793,566

                          $ 159,202     $ 386,397      $1,213,288   $ 949,467

                                      PART II   OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
    a) None

     b) The registrant has not filed a report on Form 8-K during the quarter ending September 30, 1997.

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




URBAN IMPROVEMENT FUND LIMITED 1973
             (Registrant)
 By:  Interfinancial Real Estate Management
      Company, General Partner



Date   December 10, 1997

       Michael Fulbright
           (Signature)
By:  Michael Fulbright, Secretary



Date December 10, 1997

         John Orehek
         (Signature)
By:  John M. Orehek, Senior Vice President