Form 10-K
period 1997-12-31
URBAN IMPROVEMENT FUND LTD 1973
filed 1998-07-29
CIK 102341

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549

                          FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject
to such filing requirements for the past 90 days.  Yes XX      No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1997: No established market value.

                                PART I
Item 1.  Business
 (a)  General Development of Business   Urban Improvement Fund
1973, a California limited partnership (the "Registrant"), was formed in 1973 for the purpose of investing, through local real estate limited partnerships (LLP's), in federally and state-assisted low and moderate income housing projects. Units of Limited Partnership Interest were sold in a public offering to investors who require tax shelter for income from other sources. The Registrant acquired equity interests as a limited partner in twenty-six (26) such projects. Six of these projects were sold through trustee's sales (foreclosures). Edgewood II
Associates' property was sold through a resyndication in 1984. The Edgewood II Associates partnership is still in existence with a note receivable for the sales proceeds of the property. Ogo Associates of Mountclef was sold during 1997. The remaining eighteen (18) properties are described in Item 2 hereof.

 (b)  Financial Information about Industry Segment   The Registrant is
engaged in only one line of business.

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

 (d) Financial information about foreign and domestic operations and export sales - The Registrant's income is entirely dependent upon distributions received from the limited partnerships in which it is a limited partner. An investment in a government-assisted housing is subject to significant regulations. These regulations limit, among other things, the amount of return allowed on the initial equity investment, the manner in which such properties may be sold, and the persons to whom such properties may be sold. In 1987, fearing the loss of affordable housing units, Congress passed emergency legislation which prohibited prepayment of all FHA insured Section
236 or Section 221(d)(3) mortgages. Congress passed additional legislation in 1990 known as LIHPRHA (the Low Income Housing
Preservation and Resident Homeownership Act).  However, by 1995,
Congress had determined the program was too expensive to continue.
In March 1996, Congress changed the compensation program, severely limited funding, and restored the property owners' right to prepay the FHA mortgages and change the use of the properties under legislation known as the Housing Opportunity Program Extension Act of 1996.
The General Partner of the Partnership has initiated steps to ensure that the Local Limited Partnerships comply with the provisions of LIHPRHA and subsequent legislation. See financial information in
Item 6, Selected Financial Data, in this report.

Item 2.  Properties.
     The Registrant owns equity interests as a Limited Partner in the following real estate projects as of December 31, 1997:

                                            No. of Units           1997
                                            Residential/        Percent of
Project Name             Type                Commercial         Occupancy

Antonia Manor
San Francisco, CA   221(d)(3) Rehab.             133/2              96%

Brighton Gardens
Brighton, MA        MHFA New*                     62                99%

First Bedford
  Pines Apts. I
Atlanta, Georgia    236 Rehab.                   134                98%

Freedom Associates
Baltimore, MD       236 Rehab.                   308                97%

Glenn Arms
  Associates
Washington, D.C.    236 Rehab.                    55                99%

Hedin Associates
Washington, D.C.    236 Rehab.                   48/2               95%

Himbola Manor
  Associates
Lafayette, LA       221(d)(3) New                136                99%

Maria Manor
  Associates
San Francisco, CA   221(d)(3) Rehab.           119/1                98%

Marlton Manor
  Associates
San Francisco, CA   221(d)(3) Rehab.           151/7                96%

Mystic Valley
  Associates
Medford, MA         MHFA New*                   466                 97%

Ogo Associates of
  Los Arboles
Thousand Oaks, CA   236 New                      43                 97%

                                           No. of Units           1997
                                           Residential/        Percent of
  Project Name            Type              Commercial         Occupancy

RAP-UP II B
Roxbury, MA             236 Rehab.              51/4               99%

Sheridan Manor IV
Los Angeles, CA         236 Rehab.                48               90%

Sheridan Manor X
Los Angeles, CA         236 Rehab.                30               98%

The Alexander
San Francisco, CA   221(d)(3) Rehab.           179/1               95%

Wogo Associates of
  Carondelet (WOGO II)
Los Angeles, CA         236 Rehab.               124               97%

Wogo Associates of
  Fresno (Hotel
  California)
Fresno, CA          221(d)(3) Rehab.          219/12               84%

W Street Associates
  (Capital Manor)
Washington, D.C.      236 Rehab.                 102               83%

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

                                  Number of Units             Type
                                       187                 1 Bedroom
                                       279                 2 Bedroom

OGO ASSOCIATES OF LOS ARBOLES consists of 43 residential units located in the City of Thousand Oaks in Ventura County, California. The project consists of ten two- story buildings with wood and stucco exteriors.

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

                                     Number of Units             Type
                                             2                Efficiency
                                            55                1 Bedroom
                                            38                2 Bedroom
                                             7                3 Bedroom

The registrant sold its equity interest as a Limited Partner in the following real estate projects:

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

                                     Number of Units             Type
                                            12                 2 Bedroom
                                             6                 3 Bedroom

The property of OGO Associates of Mountclef was sold during 1997 for $1,059,837 resulting in a gain of $793,525. Urban '73's share of the distribution from the sale was $351,256. In addition, Urban
'73 received advance repayments of $57,105.

EDGEWOOD II ASSOCIATES consists of 258 residential units located in the northeast area of Washington, D.C. The project consists of a new eleven-story building.

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

Item 3.  Legal Proceedings.
There are no material legal proceedings pending, at this time, otherthan ordinary routine litigation incidental to the Partnership's business, including the Local Limited Partnerships in which the Partnership is a Limited Partner.

Item 4.  Submission of Matters to a Vote of Security Holders.
No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                  PART II
Item 5. Market for the Registrant's Securities and Related Security Holder Matters.
 (a) Market Information - There is not a ready market for the transfer of limited partnership interests. Limited partnership interests may be transferred between individuals with the consent of the General Partner.

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

 (c) Dividends - The Partnership paid a distribution of $223,794 in 1993 and $198,928 in 1994. No distributions were paid during 1995, 1996 or 1997.

Item 6.  Selected Financial Data
These statements do not include all disclosures required under generally accepted accounting principles; however, when read in conjunction with the related financial statements and notes thereto included under Item 8, the statements include all generally accepted accounting principles disclosures for the last three years.

                                       Year Ended December 31,
                          1997       1996        1995        1994         1993
Interest income         $21,957     $9,159     $19,449     $19,916     $30,766

Operating expenses:
Professional fees        26,500     29,245      27,849      27,855      26,325
Management fees         133,770     88,387      92,017     115,297      69,392
Other expenses              794     11,272       2,318       2,204       8,275
Amortization of costs
 of acquisition          12,359     10,099       9,452       8,639       8,639
                        173,423    139,003     131,636     153,995     112,631
Loss before equity in
 income (loss) of
 Local  Limited
 Partnerships          (151,466)  (129,844)   (112,187)   (134,079)    (81,865)

Equity in income
 Local Limited
 Partnerships         1,785,081  1,305,678   1,190,208     684,090     776,514

Net income           $1,633,615 $1,175,834  $1,078,021    $550,011    $694,649

Allocation of
 net income:
 Net income
 allocated
 to General
 Partner               $ 81,681 $   58,792  $   53,901  $   27,501    $ 34,732
Net income
allocated
to Limited
 Partners             1,551,934  1,117,042   1,024,120     522,510     659,917

                     $1,633,615 $1,175,834  $1,078,021   $ 550,011    $694,649

Net financial
 reporting income
 per units:
 General partnership
 units (621 units
 outstanding
 allocated to
 General
 Partner)           $      131 $       95  $       87   $       44  $       56
 Limited
Partnership
 units (11,811
 units outstanding
 allocated to
 Limited
 Partners)          $      131 $       95   $       87  $       44  $       56

Total assets        $5,442,066 $3,741,448   $2,521,670  $1,455,073  $1,063,575

Long-term
 obligations        $      -0- $      -0-   $      -0-  $     -0-   $      -0-

Cash dividends      $      -0- $      -0-   $      -0-  $ 198,928   $  223,794

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

                         1997        1996       1995       1994      1993
Urban's share
of distribution       $ 672,510    $219,132   $172,610   $265,505  $151,258

Advances (made
 to) repaid by
 Local Limited
 Partnerships         $(378,938)   $(1,754)   $    762   $ (7,605) $(32,650)

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770. (The fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000.) The Partnership recorded management fee expense of $133,770, $88,387, $92,017, $115,297 and $69,392 during 1997, 1996, 1995, 1994 and 1993, respectively.  The
Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or
(ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

      Other operating expenses have maintained a consistent level.

At December 31, 1997, the Partnership had investments in eighteen active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. The equity in income of Local Limited Partnerships resulted from either Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses. The real estate of OGO of Mountclef Associates was sold during 1997. The real estate of Edgewood II
Associates was sold during 1984. The Partnership holds a note receivable that accrues interest from the sale of Edgewood II Associates.

The components of the Partnerships' equity in net income of the Local Limited Partnerships for 1997, 1996 and 1995 is summarized as follows:

                                                  For the Year Ended
                                                      December 31,
                                          1997           1996           1995
Net repayment from (advances to)
 Local Limited Partnerships with
 zero investments:
    Los Arboles                       $  12,759     $    9,907    $   17,071
    Sheridan X                            1,750         (1,754)        4,368
    Mountclef                            49,264         (3,102)      (18,973)
    WOGO of Carondelet                      -0-         (6,694)         (842)
    WOGO of Fresno                      (32,000)       (12,257)          -0-
    W Street Associates                     -0-         (3,500)          -0-

Distributions received from Partnerships
 with zero investments:
    Mystic Valley                       163,727        131,877       136,584
    Sheridan X                           23,488            -0-         4,183
    Los Arboles                           4,698            -0-           -0-
    Mountclef                           384,132            -0-           -0-

Income (loss) from Partnerships
 with non-zero investments:
    Alexander                           431,482        350,632       322,680
    Antonia Manor                       242,085        221,936       143,633
    Hedin House                          50,647         47,695        12,778
    Maria Manor                         264,988        259,026       211,459
    Marlton Manor                       177,547        224,127       318,017
    Sheridan IV                          35,617         55,895        39,250
    Glenn Arms                          126,049         31,890           -0-
    WOGO of Carondelet                 (151,152)           -0-           -0-

Equity in income
(loss) of Local
Limited Partnerships                 $1,785,081     $1,305,678    $1,190,208

Interest received from Edgewood II
 included in interest income:        $    5,838     $      -0-    $   15,462

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

                   Name               Age               Office
              Paul H. Pfleger         62          Director/President
              John M. Orehek          43    Director/Senior Vice President

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

                   Name                  Age                Office
              Paul H. Pfleger            62          Chairman of the Board
              John M. Orehek             43          Senior Vice President
              Michael Fulbright          43          Secretary

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

                                  PART IV
Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
(a) 1.   Financial Statements:

         Report of independent certified public accountants.

         Balance Sheets at December 31, 1997 and 1996.

         Statements of Income for the years ended December 31, 1997, 1996 and 1995.

         Statements of Changes in Partners' Capital for the years ended December 31, 1997, 1996 and 1995.

         Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

         Notes to Financial Statements.

(a) 2.   Financial Statement Schedules:

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

(a) 3.   Exhibits

1.A. Form of proposed Selling Brokers' Agreement, incorporated by reference from Registration
       Statement on Form S-11 filed March, 1973.

3.A.   Amended Certificate and Agreement of Limited
       Partnership, incorporated by reference from
       Registration Statement on Form S-11 filed
       March 1973.

3.B.   Amendment to Certificate of Limited
       Partnership, incorporated by reference from
       Registration Statement on Form S-11 filed
       March 1973.

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

5.A. Opinion and Consent of Counsel, incorporated by reference from Registration Statement on Form
        S-11 filed March 1973.

8.A.    Opinion and Consent of Tax Counsel,
        incorporated by reference from Registration
        Statement on Form S-11 filed March, 1973.

8.B-1 Tax Ruling from the Internal Revenue Service dated August 8, 1973, incorporated by reference from Post-Effective Amendment No. 1 to
        Registration Statement on Form S-11 filed
        September 1973.

10.A.   Copy of Agreement between Registrant, the
        General Partner and Income-Equities Corporation with respect to certain commitments made on behalf of the Registrant, incorporated by reference from Registration Statement on Form S-
        11 filed September 1973.

10.B.   Copy of Management Agreement between the
        Registrant and Income-Equities Corporation incorporated by reference from Registration
        Statement on Form S-11 filed March 1973.

10.C.   Second Amendment to the Limited Partnership
        Agreement and Certificate of Antonia Manor, a limited partnership, incorporated by reference from Form 8-K filed April 1975.

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

(b)    Reports on Form 8-K

There were no reports on Form 8-K filed during the last quarter of 1997.

(c)    Exhibits:

       Form 12b-25

(d)    Financial Statement Schedules:

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
              BY:  INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY




Date: July 29, 1998                   By:   Paul H. Pfleger
                                            President
                                            Interfinancial Real Estate
                                            Management Company





Date: July 29, 1998                   By:   John M. Orehek
                                            Senior Vice President
                                            Interfinancial Real Estate
                                            Management Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By:  Paul H. Pfleger, Director                  Date: July 29, 1998
     Interfinancial Real Estate
     Management Company




By:  John M. Orehek, Director                   Date July 29, 1998
     Interfinancial Real Estate
     Management Company.

                   URBAN IMPROVEMENT FUND LIMITED   1973
                            SEATTLE, WASHINGTON

                         ANNUAL REPORT ON FORM 10-K
                ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                    LIST OF FINANCIAL STATEMENTS AND FINANCIAL
                              STATEMENT SCHEDULES
                        YEAR ENDED December 31, 1997

URBAN IMPROVEMENT FUND LIMITED   1973
(A Limited Partnership)
Form 10-K   Items 14(a)(1) and (2)
Form 10-K   Item 14(d)


INDEX TO FINANCIAL STATEMENTS


The following financial statements of Urban Improvement Fund
Limited   1973 are
included in Item 8, Item 14(a)(1)

  Independent auditors' report . . . .  . . . . . . . .   . . . . . . F-3

  Balance sheets at December 31, 1997 and 1996 . . .    . . . . . . . F-4

  Statements of income
   for the years ended December 31, 1997, 1996 and 1995. . . .      . F-5

  Statements of changes in partners' capital
   for the years ended December 31, 1997, 1996 and 1995. . . .      . F-6

  Statements of cash flows
   for the years ended December 31, 1997, 1996 and 1995. . . .      . F-7

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

                     INDEPENDENT AUDITORS' REPORT


To The Partners
Urban Improvement Fund Limited - 1973

We have audited the accompanying balance sheets of Urban Improvement
Fund Limited - 1973 (a Limited Partnership), as of December 31, 1997 and 1996, and the related statements of income, changes in partners' capital and cash flows for the years ended December 31, 1997, 1996 and 1995, and the related schedules listed in Item 14(a)(2) of the annual report on Form 10-K of Urban Improvement Fund Limited - 1973 for the years ended December 31, 1997, 1996 and 1995. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of four of Urban Improvement
Fund Limited - 1973's investments in local limited partnerships whose combined financial statements are included in Note 4. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, to the extent it relates to the amounts included for these local limited partnership investments, is based solely on the reports of the other auditors. Urban Improvement Fund Limited - 1973's investment in these Partnerships were reduced to zero at December 31, 1997 and 1996.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited - 1973 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the report of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required therein.





Atlanta, Georgia
May 29, 1998

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

BALANCE SHEETS



                                      ASSETS

                                                     December 31,
                                             1997                    1996

Cash and cash equivalents               $   21,310               $  271,692

Distribution receivable                    441,237                      -0-

Investments in and
advances to Local
Limited Partnerships
 accounted for on
 the equity method - Note 4
(Schedules IV and XI)                    4,948,930                3,469,756

                                        $5,411,477               $3,741,448

                          LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                        $      -0-              $       556

Due to affiliate                            25,322                      -0-

Distribution payable                         1,634                    1,634

Management fee payable
 (Schedule IV)                             102,158                   90,510
                                           129,114                   92,700

Partners' capital - Note 2
 General Partner - 621
 Partnership units
 authorized, issued and
 outstanding                               264,097                 182,416

 Limited partners - 11,811
 Partnership units
 authorized, issued
 and outstanding                         5,018,266               3,466,332
                                         5,282,363               3,648,748
Commitments and
 contingent liabilities -
  Notes 3 and 5
                                        $5,411,477              $3,741,448


The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

STATEMENTS OF INCOME

                                          Year ended December 31,
                                  1997              1996            1995
Interest income              $   21,957        $    9,159        $   19,449

Expenses:
 Professional fees               26,500            29,245            27,849
 Management fees - Note 3       133,770            88,387            92,017
 Other expenses                     794            11,272             2,318
 Amortization of
costs of acquisition             12,359            10,099             9,452
                                173,423           139,003           131,636
Loss before equity in
 income of Local Limited
 Partnerships                  (151,466)         (129,844)         (112,187)
Equity in income of Local
 Limited Partnerships -
 Note 4                       1,785,081         1,305,678         1,190,208

Net income                   $1,633,615        $1,175,834        $1,078,021
Allocation of net income:
 Net income
 allocated to
 General Partner             $   81,681        $   58,792        $   53,901

 Net income allocated to
  Limited Partners            1,551,934         1,117,042         1,024,120

                             $1,633,615        $1,175,834        $1,078,021
Net financial reporting
 income per units:
 General partnership
 units  (621 units
 outstanding allocated
 to General Partner)         $      131        $       95       $       87
 Limited partnership
  units (11,811 units
  outstanding allocated
  to Limited Partners)       $      131        $       95       $      87

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

S>
                                  General         Limited
                                  Partner         Partners         Total
Partners' capital at
 January 1, 1995               $   69,723        $1,325,170      $1,394,893

 Net income - 1995                 53,901         1,024,120       1,078,021

Partners' capital at
December 31, 1995                 123,624         2,349,290       2,472,914

  Net income - 1996                58,792         1,117,042       1,175,834

Partners' capital at
 December 31, 1996                182,416         3,466,332       3,648,748

  Net income - 1997                81,681         1,551,934       1,633,615

Partners' capital at
 December 31, 1997             $  264,097        $5,018,266      $5,282,363


The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

STATEMENTS OF CASH FLOWS

                                          Year ended December 31,
                                  1997              1996             1995

Net income                   $  1,633,615      $  1,175,834      $ 1,078,021
Adjustments to reconcile
 net income to net cash
 used by operating activities:
  Increase in distribution
   receivable                    (441,237)              -0-              -0-
  Amortization of costs
  of  acquisition                  12,359            10,099            9,452
  Equity in income
  of local limited
  partnerships                 (1,785,081)       (1,305,678)      (1,190,208)
  Increase (decrease)
  in management
  fee payable and
   accounts payable                11,068            43,944          (8,174)
  Increase in due
   to affiliate                    25,322               -0-             -0-
                               (2,177,569)       (1,251,635)     (1,188,930)
  Net cash used by
  operating activities           (543,954)          (75,801)       (110,909)

CASH FLOWS FROM
INVESTING ACTIVITIES:
  Current year distributions      672,510           219,132        172,609
  Net advances repaid by
  (paid to) local
  limited partnerships           (378,938)           (1,754)           762
  Net cash provided by
  investing activities            293,572           217,378        173,371

CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Increase (decrease) in
 distribution payable                 -0-               -0-         (3,248)
 Net cash used by
 financing activities                 -0-               -0-         (3,248)

NET INCREASE
(DECREASE) IN
CASH AND CASH
EQUIVALENTS                      (250,382)          141,577         59,214

CASH BALANCE
AT BEGINNING
OF YEAR                           271,692           130,115         70,901

CASH BALANCE
AT END OF YEAR                $    21,310       $   271,692    $   130,115

The Notes to Financial Statements are an integral part of these statements.

Note 1 - Organization and Accounting Policies

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

    Investment in and Advances to Local Limited Partnerships

As of December 31, 1997, the Partnership has investments in eighteen active real estate limited partnerships (Local Limited Partnerships) which are accounted for on the equity method (Notes 4 and 5). The investment account represents the sum of the capital investments, advances and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

The Partnerships' equity in income of the Local Limited Partnerships is summarized as follows:

                                            For the Year Ended
                               1997                1996              1995
Net repayment from
(advances to) Local
 Limited Partnerships
 with zero investments:     $   31,773        $   (17,400)        $     762

Distributions received
from Local Limited
Partnerships with
 zero investments:             576,045            131,877          140,767

Income from Local
Limited Partnerships
with non-zero
investments:                 1,177,263          1,191,201        1,048,679

Equity in income
of Local Limited
Partnerships                $1,784,081         $1,305,678       $1,190,208

Significant accounting policies followed by the Local Limited
Partnerships are summarized in Note 4.

  Taxes on Income

No provision for taxes on income has been recorded, since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

  Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at December 31, 1997 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

  Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Note 2 - Reconciliation Between Net Income and Partners' Capital (Deficit) of the Partnership For Financial Reporting Purposes and Income Tax Purposes

A reconciliation of the Partnership's net income for financial reporting purposes and the Partnership's net income for income tax reporting purposes follows:

                                          For the Year Ended December 31,
                                   1997              1996             1995

Net income for financial
reporting purposes             $1,633,615         $1,175,834       $1,078,021

Amortization of initial
 and rent-up fees
 and other costs of
 acquisition capitalized
 for financial reporting
 purposes and previously
 deducted for income tax
 reporting purposes               12,359             10,099             9,452

Equity in income of
 Local Limited
 Partnerships for
 income tax
 reporting purposes
 in excess of that
 recognized under
 the equity method
 for financial
 reporting purposes.           1,202,597         1,024,353          1,108,707

Other accrual
 adjustments                      22,212            44,161            (23,744)

Net income as
 reported on the
 federal income
 tax return                   $2,870,783         $2,254,447        $2,172,436

A reconciliation of the partners' capital for financial reporting purposes and the partners' capital (deficit) for income tax purposes follows:

Note 2 - Reconciliation Between Net Income and Partners' Capital
         (Deficit) of the Partnership For Financial Reporting Purposes and Income Tax Purposes - Continued

                                         Year Ended December 31,
                               1997              1996                1995
Partners' capital for
 financial reporting
 purposes                $  5,282,363       $  3,648,748          $ 2,472,914

Commissions and
 offering expenses
 capitalized for
 income tax purposes
 and charged to
 capital for financial
 reporting purposes        1,250,836          1,250,836             1,255,630

Unamortized portion
 of initial and rent-up
 fees and other costs of
 acquisition capitalized
 for financial reporting
 purposes and previously
 deducted for income tax
 reporting purposes         (984,010)          (996,369)             (986,918)

Equity in cumulative
 losses of Local Limited
 Partnerships for income
 tax purposes, in excess
 of losses for financial
 reporting purposes      (12,447,203)       (13,655,264)          (14,703,961)

Other accrual
 adjustments                 113,495             91,283                47,122

Partners' capital
(deficit) as reported
 on the federal
 income tax return      $ (6,784,519)       $(9,660,766)         $(11,915,213)

The Partnership has received a ruling from the Internal Revenue Service that the basis of the limited partners' interests in the Partnership will include the Partnership's allocable share of basis resulting from mortgage debt of the Local Limited Partnerships under Section 752 of the Internal Revenue Code.

Note 2 - Reconciliation Between Net Income and Partners' Capital
         (Deficit) of the Partnership For Financial Reporting Purposes and Income Tax Purposes - Continued

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

Note 3 - Management of Urban Improvement Fund Limited - 1973

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770. (The fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000.) The Partnership recorded management fee expense of $133,770 during 1997, $88,387 during 1996 and $92,017 during 1995. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

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

             Sheridan Manor IV                              March 1975

             Sheridan Manor X                               March 1975

             The Alexander                                  April 1975

             WOGO Associates of Carondelet                  August 1976

             WOGO Associates of Fresno                      August 1976

             W Street Associates                            December 1977

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method

The Partnership has seventy-seven percent to ninety-nine percent interests in profits and losses of the nineteen Local Limited Partnerships accounted for on the equity method. Investments in these Local Limited Partnerships were made in installments based typically on the stages of completion and/or occupancy.

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

Investments in and advances to the Local Limited Partnerships, accounted for on the equity method, are as follows:

                                               Equity In
                          Capital               Income
                        Contributions          (Losses)           Subtotal
December 31, 1997:
Antonia Manor. . . . . $    119,765          $    721,871       $   841,636
Brighton Gardens
 Apartments (Note 5) .      370,000            (1,597,626)       (1,227,626)
First Bedford-Pine
 Apts., Ltd. . . .          275,485            (1,782,682)       (1,507,197)
Freedom Associates
 (Note 5). . .  .           514,000            (2,487,176)       (1,973,176)
Glenn Arms
 Associates. . . .   .      223,877              (184,889)           38,988
Hedin Associates . . . .    (20,710)              181,725           161,015
Himbola Manor, Ltd.. .. .    42,919              (384,469)         (341,550)
Maria Manor. . . . . . . .  104,365               726,577           830,942
Marlton Manor
 Associates . . .           142,783               667,313           810,096
Mystic Valley Towers
 Associates (Note 5)        516,588            (2,987,850)       (2,471,262)
OGO Associates
 of Los Arboles. .  .        98,218              (231,221)         (133,003)
OGO Associates
 of Mountclef.   . . .     (343,088)              343,088               -0-
RAP-UP II B. . .  . . .     190,757              (787,780)         (597,023)
Sheridan Manor IV. . .       99,363               (90,219)            9,144
Sheridan Manor X . .. . .    59,595              (124,073)          (64.478)
The Alexander. .   . . .    149,903             1,501,778         1,651,681
WOGO Associates
 of Carondelet.             267,549              (557,968)         (290,419)
WOGO Associates
 of Fresno  . .. . . .      549,531            (1,218,502)         (668,971)
W Street Associates. .  .   305,500              (535,244)         (229,744)

Total. . . . .         $  3,666,400          $ (8,827,347)      $(5,160,947)

                      Losses Not                     Costs of
                       Recorded                    Acquisition    Investment
                       (Note 1)     Advances         (Note 1)         Net
December 31, 1997:
Antonia Manor. . .   .$      -0-   $      -0-        $   14,496    $  856,132
Brighton Gardens
 Apartments (Note 5)   1,160,491          -0-            67,135           -0-
First Bedford-Pine
 Apts., Ltd. . . . .   1,449,455          -0-            57,742           -0-
Freedom Associates
 (Note 5). . .         1,856,741          -0-           116,435           -0-
Glenn Arms
 Associates                  -0-       78,292            18,102       135,382
Hedin Associates .           -0-          -0-            13,979       174,994
Himbola Manor, Ltd.. .   288,836          -0-            52,714           -0-
Maria Manor.                 -0-          -0-            15,124       846,066
Marlton Manor
 Associates .                -0-          -0-            47,458       857,554
Mystic Valley Towers
 Associates (Note 5).  2,198,460          -0-           272,802           -0-
OGO Associates
 of Los Arboles.          99,495       11,689            21,819           -0-
OGO Associates
 of Mountclef.               -0-          -0-               -0-           -0-
RAP-UP II B              566,987          -0-            30,036           -0-
Sheridan Manor IV.           -0-      119,703            13,830       142,677
Sheridan Manor X .        30,828       21,549            12,101           -0-
The Alexander.               -0-          -0-            38,528     1,690,209
WOGO Associates
 of Carondelet.              -0-      493,402            42,933       245,916
WOGO Associates
 of Fresno               390,892      192,083            85,996           -0-
W Street Associates.      60,081      135,583            34,080           -0-

Total. . . . .        $8,102,266   $1,052,301        $  955,310    $4,948,930

Reconciliation to combined
 statement of partners equity
 (deficit) Urban Improvement
 Fund Limited - 1973 capital
 contributions less equity
 in losses                                            $ (5,160,947)
Flexible subsidy contributed
 by HUD                                                  1,168,171
Urban Improvement Fund - 1973's
 share of combined equity of
 Local Limited Partnerships
 per the accompanying statement                       $ (3,992,776)

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

                                               Equity In
                         Capital                Income
                      Contributions            (Losses)           Subtotal
December 31, 1996:
Antonia Manor. .   . $    145,612           $    479,786        $   625,398
Brighton Gardens
 Apartments (Note 5)      370,000             (1,463,164)        (1,093,164)
First Bedford-Pine
 Apts., Ltd. . . .        275,485             (1,726,357)        (1,450,872)
Freedom Associates
 (Note 5). . . .   .      514,000             (2,385,046)        (1,871,046)
Glenn Arms Associates .   223,877               (310,938)           (87,061)
Hedin Associates . .. .    (8,524)               131,078            122,554
Himbola Manor, Ltd. . .    42,920               (524,911)          (481,991)
Maria Manor.  . . . . .   114,699                461,589            576,288
Marlton Manor
 Associates ..     .      169,820                489,766            659,586
Mystic Valley Towers
 Associates (Note 5)      680,314             (3,272,111)        (2,591,797)
OGO Associates
 of Los Arboles. .        102,916               (265,085)          (162,169)
OGO Associates of
 Mountclef. .      .       41,044               (125,704)           (84,660)
RAP-UP II B. .  . . . .   190,757               (864,695)          (673,938)
Sheridan Manor IV. . .    102,867               (125,836)           (22,969)
Sheridan Manor X . . .     83,082               (140,998)           (57,916)
The Alexander. . .  . .   167,436              1,070,296          1,237,732
WOGO Associates
of Carondelet. .          267,549               (565,178)          (297,629)
WOGO Associates
of Fresno  . . . . .      549,531             (1,330,445)          (780,914)

W Street Associates. ..   305,500               (578,845)          (273,345)
Total.. . .          $  4,338,885           $(11,046,798)       $(6,707,913)

                     Losses Not                      Costs of
                      Recorded                      Acquisition
                      (Note 1)     Advances         (Note 1)          Total
December 31, 1996:
Antonia Manor.      $        -0-   $    222       $   15,463       $  641,083
Brighton Gardens
 Apartments (Note 5)   1,026,029        -0-           67,135              -0-
First Bedford-Pine
 Apts., Ltd. . .       1,393,130        -0-           57,742              -0-
Freedom Associates
 (Note 5). . . .       1,754,611        -0-          116,435              -0-
Glenn Arms Associates .      -0-     78,292           18,749            9,980
Hedin Associates . ..        -0-        -0-           14,911          137,465
Himbola Manor, Ltd.  .   429,277        -0-           52,714              -0-
Maria Manor.                 -0-        -0-           16,132          592,420
Marlton Manor
 Associates .                -0-        -0-           50,622          710,208
Mystic Valley Towers
 Associates (Note 5)   2,318,995        -0-          272,802              -0-
OGO Associates
 of Los Arboles          115,902     24,448           21,819              -0-
OGO Associates of
 Mountclef. .             26,247     49,264            9,149              -0-
RAP-UP II B              643,902        -0-           30,036              -0-
Sheridan Manor IV.           -0-    108,098           14,644           99,773
Sheridan Manor X .        22,516     23,299           12,101              -0-
The Alexander. . .           -0-        -0-           41,095        1,278,827
WOGO Associates
of Carondelet.           158,362     94,074           45,193              -0-
WOGO Associates
of Fresno  . . .         534,835    160,083           85,996              -0-
W Street Associates.     103,682    135,583           34,080              -0-
Total.. . .           $8,527,488   $673,363        $ 976,818       $3,469,756

Reconciliation to combined
 statement of partners
 equity (deficit) Urban
 Improvement Fund
 Limited - 1973 capital
 contributions less equity
 in losses                                   $(6,707,913)
Flexible subsidy contributed
 by HUD                                        1,168,171
Urban Improvement Fund - 1973's
 share of combined equity of
 Local Limited Partnerships
 per the accompanying statement              $(5,539,742)

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 1997 and 1996 and the related combined statements of income, partners' capital (deficit) and cash flows and selected footnote disclosures from the audited financial statements for the years ended December 31, 1997, 1996 and 1995 are summarized as follows:

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

                                 Assets

                                              1997                     1996

Cash                                     $  1,418,561             $ 1,564,135
Cash in escrow and
 other restricted funds                     8,261,304               7,337,467
Accounts receivable                           585,691                 173,287
Notes receivable                              235,000                 470,000
Prepaid expenses                              236,378                 259,042
Other assets                                  173,010                 157,688
                                           10,909,944               9,961,619
Property on the basis of cost:
  Land                                      3,170,114               3,191,991
  Buildings and improvements               59,518,971              57,045,930
                                           62,689,085              60,237,921
  Less - accumulated depreciation         (40,789,787)            (39,340,633)
                                           21,899,298              20,897,288

                                         $ 32,809,242            $ 30,858,907

               Liabilities and Partners' Capital (Deficit)

Mortgage notes payable                   $ 32,076,435            $ 33,196,352
Accounts payable and
 accrued expenses                           2,485,629               2,232,774
Advances from Urban
 Improvement Fund
  Limited - 1973                            1,052,301                 673,363
Advances from general partners                227,948                 227,948
Notes payable                               2,381,134               1,466,624
Advances from and payable to affiliates        28,425                  60,425
Tenants' security and other deposits          541,270                 556,775
                                           38,793,142              38,414,261
Partners' capital (deficit) per
 accompanying statements                   (5,983,900)             (7,555,354)

                                         $ 32,809,242            $ 30,858,907

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF INCOME OF LOCAL LIMITED PARTNERSHIPS

                                          December 31,
                         1997                 1996                    1995
Revenue:
 Net rental income    $16,255,054           $16,257,311          $16,073,536
 Financial                929,657               189,824              202,730
 Other                    483,421               306,244              659,587
  Total Revenue        17,668,132            16,753,379           16,935,853
Expenses:
 Administrative         3,396,404             3,269,904            3,296,771
 Utilities              2,343,109             2,382,845            2,362,187
 Operating              4,299,664             4,070,141            3,835,220
 Taxes and insurance    1,874,438             1,963,446            2,019,568
  Total Operating
     Expenses          11,913,615            11,686,336           11,513,746

Net Operating
 Income                 5,754,517             5,067,043            5,422,107

Non-operating expenses:
 Financial expenses     1,874,465             1,238,098            1,352,108
 Depreciation and
   amortization         1,792,116             1,739,991            1,670,080
  Other expenses          255,766               288,325              377,513
                        3,922,347             3,266,414            3,399,701

Net income before
 gain on  sale
 of property            1,832,170             1,800,629            2,022,406

Gain on sale of
 property                 793,525                   -0-                  -0-

Net income            $ 2,625,695            $1,800,629           $2,022,406

Amortization of capitalized interest amounted to $80,861 in 1997, 1996 and 1995.

Note 4 - Investments in and Advances to Local Limited Partnerships
         Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(DEFICIT) OF LOCAL LIMITED PARTNERSHIPS - CONTINUED


                  Urban
                Improvement        Other
               Fund Limited       Limited         General
                   1973           Partners        Partners         Total
Partners'
 capital
 (deficit) at
 January 1,
 1995          $(8,746,422)     $(1,005,123)    $(1,136,645)    $(10,888,190)

Cash
 distributions    (188,073)         (10,799)        (31,023)        (229,895)

Net income -
 1995            1,921,451           18,277          82,678        2,022,406

Partners'
 capital
 (deficit) at
 December 31,
 1995           (7,013,044)        (997,645)     (1,084,990)     (9,095,679)

Cash
distributions     (219,132)         (10,276)        (30,896)       (260,304)

Net income -
 1996            1,692,434           20,986          87,209       1,800,629

Partners'
 capital
 (deficit) at
 December 31,
 1996           (5,539,742)        (986,935)     (1,028,677)     (7,555,354)

Cash
 distributions    (672,510)         (12,886)       (368,845)     (1,054,241)

Net income -
 1997            2,219,451           27,967         378,277       2,625,695

Partners'
 capital
 (deficit) at
 December 31,
 1997         $ (3,992,801)       $(971,854)   $(1,019,245)     $(5,983,900)

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

STATEMENT OF CASH FLOWS

                                            December 31,
                            1997                1996                 1995

Net income                $2,625,695         $1,800,629           $2,022,406
 Adjustments to
 reconcile net
 income to net
 cash provided
 by operating activities:
  Depreciation and
  amortization             1,792,116         1,739,991            1,670,080
  Decrease (increase)
   in escrows,
  restricted deposits
   and receivables,
  prepaid expenses
  and other assets        (1,093,899)        (169,795)            (754,119)
  Increase (decrease)
   in accounts payable,
   accrued expenses,
  tenant security deposit
  liability and other
  liabilities               (105,610)        (212,088)             (36,364)
    Total adjustments        592,607        1,358,108              879,597
       Net cash provided
       by operating
       activities          3,218,302        3,158,737            2,902,003

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Net capital
  expenditures           (2,451,164)      (1,660,621)          (1,940,192)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Mortgage principal
  payments               (1,119,917)       (743,503)            (797,413)
  Distributions paid     (1,054,243)       (260,304)            (229,895)
  Advances from
  (repayments
  to) affiliates            346,938          (3,274)            (508,293)
  Proceeds from issuance
  of notes payable          914,510           3,734              472,092
    Net cash used
   by financing
    activities             (912,712)     (1,003,347)          (1,063,509)

NET INCREASE
 (DECREASE) IN
 CASH AND
 CASH EQUIVALENTS          (145,574)       494,769             (101,698)

CASH BALANCE AT
 BEGINNING OF YEAR        1,564,135      1,069,366            1,171,064

CASH BALANCE AT
 END OF YEAR             $1,418,561     $1,564,135           $1,069,366


SUPPLEMENTAL INFORMATION
 REGARDING INTEREST
 PAYMENTS IS AS FOLLOWS:
  Interest paid, net
  of subsidy            $  999,360     $  990,930           $1,034,167

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

A reconciliation between combined income for financial reporting purposes and the combined income for income tax purposes follows:

                                             December 31,
                             1997                1996                1995
Combined net income
 for financial
  reporting purposes      $2,625,695         $1,800,629          $2,022,406

Equity in deductions
 taken by Local
 Limited Partnerships
 for tax purposes
 in excess of loss
 for financial
 reporting purposes         530,882            581,931            536,325

Accrual adjustments
 for financial
 reporting purposes         261,083            145,394           (105,653)

Combined income
 for income tax
 purposes                $3,417,660         $2,527,954         $2,453,078

A reconciliation of combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax purposes follows:

                                             December 31,
                            1997                 1996                    1995
Combined partners'
 capital (deficit)
 for financial
 reporting purposes      $ (5,983,900)       $(7,555,354)       $ (9,095,679)

Carrying costs during
 construction capitalized
 for financial reporting
 purposes, excess of
 depreciation for tax
 purposes and accrual
 adjustments for financial
 reporting purposes       (4,530,570)        (5,447,227)          (6,141,240)

Combined partners'
 capital (deficit) for
 income tax purposes
 as reported on the
 federal income
 tax returns            $(10,514,470)     $(13,002,581)         $(15,236,919)

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

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

  Mortgage Notes Payable

The Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) and the Massachusetts Housing Finance Agency (MHFA) totaling $32,076,435 at December 31, 1997 ($19,209,853 by HUD and $12,866,582 by MHFA)
and $33,196,352 at December 31, 1996 ($20,062,663 by HUD and
$13,133,689 by MHFA). The mortgage notes payable are secured by deeds of trust on rental property and bear interest at rates from 6.9 percent to 8.5 percent per annum. The mortgages are payable in monthly installments of principal and interest aggregating approximately $264,000 over periods of forty years. HUD will make interest reduction payments on the mortgages of eight Local Limited Partnerships which have mortgages insured under Section 236 in amounts which will reduce the mortgage payments to those required for mortgages carrying a one percent interest rate. The scheduled principal reductions for the next five years are as follows:

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

                     Year Ended December 31,                    Amount

                              1998                          $     895,662
                              1999                                960,577
                              2000                              1,029,388
                              2001                              1,106,477
                              2002                              1,188,848
                            Beyond                             26,895,483

                                                              $32,076,435

  National Housing Act Subsidies and Restrictions

Under terms of the regulatory agreement with HUD and MHFA, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by HUD. As of December 31, 1997, approximately $2,977,553 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by HUD.

Five Local Limited Partnerships (LLP's) entered into flexible subsidy contracts with HUD. Under the terms of the contracts, HUD contributed $1,226,162 to the Local Limited Partnerships between 1980 and 1982. These amounts were allocated $1,168,171 to Urban Improvement Fund Limited - 1973 and $57,989 to other partners. The partners contributed $138,805 in 1981 and 1980 to the capital of the LLP's. Such funds were used for improving LLP properties.

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

All of the Local Limited Partnerships have entered into rent supplement and/or Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 1997, 1996 and 1995, the Local Limited Partnerships received approximately $7,929,000, $7,877,000 and $7,643,000, respectively, in rent supplement and Section 8 funds.

Substantially all notes payable represent residual receipts notes payable by several Local Limited Partnerships. These notes are payable to the former general partners upon sale of the property after a provision for income taxes resulting from the gain from such sales and the return of contributed capital and advances plus interest to the Partnership. The residual receipt notes payable totaled $1,307,694 at December 31, 1997 and $1,309,646 at December 31, 1996.

  Management

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees of approximately five percent to fifteen percent of the gross revenues of the respective projects. Most of the management agents are affiliated with or are the general partners of the Local Limited Partnerships.

Note 5 - Sale of the Assets of Edgewood II Associates

The property of Edgewood II Associates was sold during 1984. The sales price of $8,270,146 was composed of a cash payment of $1,215,000, the assumption of the underlying mortgage of $4,855,146 and an installment payment of $2,200,000 that is due on December 31, 1999 along with accrued interest. Urban 73's share of the final installment is $1,650,000 with the balance due to the Local General Partner. Interest accrues at nine and one-half percent per annum and is payable on the anniversary date of the note to the extend of seventy five percent of the property's distributable cash flow. The gain on the sale of the real estate is recognized on the cost recovery method to first recognize the recovery of the asset value, then recognize the gain as the proceeds are received. For the years ended
December 31, 1997, 1996 and 1995, the Partnership received and recorded as interest income of $5,838, zero and $15,462, respectively.

Note 6 - Sale of the Assets of OGO of Mountclef Associates

The property of OGO Associates of Mountclef was sold during 1997 for $1,059,837 resulting in a gain of $793,525, Urban '73's share of the distribution from the sale was $351,256. In addition, Urban '73 received advance repayments of $57,105.

URBAN IMPROVEMENT FUND LIMITED   1973
(A Limited Partnership)

Schedule IV

INDEBTEDNESS OF RELATED PARTIES

                                         December 31,
                  1997        Change         1996      Change           1995
Advances to
 (repayments
  from) Local
  Limited
  Partnerships:

 Antonia Manor  $       -0-  $     (222)    $     222    $     222   $    -0-
 Glenn Arms          78,292         -0-        78,292      (21,263)    99,555
 OGO of Los
  Arboles            11,689     (12,759)       24,448       (9,907)    34,355
 OGO of
  Mountclef             -0-     (49,264)       49,264        3,102     46,162
 Sheridan Manor IV  119,703      11,605       108,098        5,395    102,703
 Sheridan Manor X    21,549      (1,750)       23,299        1,754     21,545
 WOGO of
  Carondelet        493,402     399,328        94,074        6,694     87,380
 WOGO of Fresno     192,083      32,000       160,083       12,257    147,826
 W-Street
  Associates        135,583         -0-       135,583        3,500    132,083

                 $1,052,301   $ 378,938     $ 673,363   $    1,754  $ 671,609

All advances are included in the balance sheet caption "Investments in and advances to Local Limited Partnerships accounted for on the equity method." See Note 4 to financial statements.

                                            December 31,
                        1997       Change       1996     Change       1995
Payable to affiliate:

 Management fee
  payable to
  General Partners     $102,158   $ 11,648   $  90,510   $ 43,388   $  47,122

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

Schedule XI

REAL ESTATE AND ACCUMULATED DEPRECIATION OF
LOCAL LIMITED PARTNERSHIPS

December 31, 1997

                                              Outstanding
                 Description                    Mortgage
Partnership/location      No. of Units          Balance              Land
Antonia Manor            133 apartment
  San Francisco, CA       2 commercial        $ 1,127,206        $   175,557
Brighton Gardens Apts
  Brighton, MA            62 apartment          1,273,588            322,929
First Bedford-Pine Apts
  Atlanta, GA            134 apartment          1,614,865             43,491
Freedom Associates
  Baltimore, MD          308 apartment          2,377,241            298,637
Glenn Arms Associates
  Washington, DC          55 apartment            737,592            125,898
Hedin Associates          48 apartment
  Washington, DC          1 commercial            572,516             38,600
Himbola Manor
  LaFayette, LA          136 apartment          1,477,632            111,000
Maria Manor              119 apartment
  San Francisco, CA       1 commercial          1,162,421            285,140
Marlton Manor Assoc.     151 apartment
  San Francisco, CA       7 commercial          1,477,825            258,373
Mystic Valley Towers
  Medford, MA            466 apartment         11,592,994            487,159
OGO Associates of
  Los Arboles
  Thousand Oaks, CA       43 apartment            707,687             84,716

                Description                     Building &
Partnership/location      No. of Units         Improvement(B)       Total

Antonia Manor            133 apartment
  San Francisco, CA        2 commercial         $ 2,733,052      $ 2,908,609
Brighton Gardens Apts
  Brighton, MA             62 apartment           1,830,882        2,153,811
First Bedford-Pine Apts
  Atlanta, GA             134 apartment           2,414,932        2,458,423
Freedom Associates
  Baltimore, MD           308 apartment           3,995,723        4,294,360
Glenn Arms Associates
  Washington, DC           55 apartment           1,466,313        1,592,211
Hedin Associates           48 apartment
  Washington, DC           1 commercial           1,210,789        1,249,389
Hiimbola Manor
  LaFayette, L            136 apartment           2,730,487        2,841,487
Maria Manor               119 apartment
  San Francisco, CA        1 commercial           2,478,845        2,763,985
Marlton Manor Assoc.      151 apartment
  San Francisco, CA        7 commercial           3,191,098        3,449,471
Mystic Valley Towers
  Medford, MA             466 apartment          18,534,961       19,022,120
OGO Associates of
  Los Arboles
  Thousand Oaks, CA        43 apartment           1,231,871        1,316,587

                                                                Date of
                 Description                 Accumulated       Completion
Partnership/location      No. of Units       Depreciation    of Construction

Antonia Manor            133 apartment
  San Francisco, CA        2 commercial     $ (1,558,888)         1974
Brighton Gardens Apts
  Brighton, MA             62 apartment       (1,432,404)         1975
First Bedford-Pine Apts
  Atlanta, GA             134 apartment       (2,406,611)         1974
Freedom Associates
  Baltimore, MD           308 apartment       (3,583,009)         1974
Glenn Arms Associates
  Washington, DC           55 apartment         (961,076)         1975
Hedin Associates           48 apartment
  Washington, DC           1 commercial         (646,551)         1974
Himbola Manor
  LaFayette, LA           136 apartment       (2,006,679)         1974
Maria Manor               119 apartment
  San Francisco, CA        1 commercial       (1,460,809)         1974
Marlton Manor Assoc.      151 apartment
  San Francisco, CA        7 commercial       (1,639,396)         1974
Mystic Valley Towers
  Medford, MA             466 apartment      (13,219,939)         1975
OGO Associates of
  Los Arboles
  Thousand Oaks, CA        43 apartment         (833,213)         1974

                                                             Depreciation
                                                               in Latest
                  Description                  Date         Income Statement
Partnership/location      No. of Units       Acquired          is Computed
Antonia Manor            133 apartment
  San Francisco, CA        2 commercial         1973            7-40 years
Brighton Gardens Apts
  Brighton, MA             62 apartment         1973            5-40 years
First Bedford-Pine Apts
  Atlanta, GA             134 apartment         1973              25 years
Freedom Associates
  Baltimore, MD           308 apartment         1973            7-25 years
Glenn Arms Associates
  Washington, DC           55 apartment         1973            3-25 years
Hedin Associates           48 apartment
  Washington, DC           1 commercial         1973            5-30 years
Himbola Manor
  LaFayette, LA           136 apartment         1973            3-25 years
Maria Manor               119 apartment
  San Francisco, CA        1 commercial         1973            5-40 years
Marlton Manor Assoc.      151 apartment
  San Francisco, CA        7 commercial         1973            5-40 years
Mystic Valley Towers
  Medford, MA             466 apartment         1973            5-40 years
OGO Associates of
  Los Arboles
  Thousand Oaks, CA        43 apartment         1973            7-30 years

URBAN IMPROVEMENT FUND LIMITED   1973
(A Limited Partnership)
Schedule XI   Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION OF
LOCAL LIMITED PARTNERSHIPS
December 31, 1997

                                                Outstanding
                 Description                     Mortgage
Partnership/location      No. of Units           Balance                Land

RAP-UP II B               51 apartment
  Roxbury, MA             4 commercial             826,034             23,097
Sheridan Manor IV
  Los Angeles, CA         48 apartment             476,590            96,827
Sheridan Manor X
  Los Angeles, CA         30 apartment             298,778            16,105
The Alexander             179 apartment
  San Francisco, CA        1 commercial          1,648,372           195,999
WOGO Associates of
  Carondelet
  Los Angeles, CA         124 apartment          1,186,732           154,552
WOGO Associates
 of Fresno                219 apartment
  Fresno, CA              12 commercial          2,183,614           395,680
W-Street Associates
  Washington, D.C.        102 apartment          1,334,748            56,354
                                                                 $32,076,435         $3,170,114

                  Description                   Building &
Partnership/location      No. of Units        Improvement(B)          Total

RAP-UP II B               51 apartment
  Roxbury, MA             4 commercial           1,321,416          1,344,513
Sheridan Manor IV
  Los Angeles, CA         48 apartment             905,436          1,002,263
Sheridan Manor X
  Los Angeles, CA         30 apartment             570,190            586,295
The Alexander             179 apartment
  San Francisco, CA        1 commercial          4,124,480          4,320,479
WOGO Associates of
  Carondelet
  Los Angeles, CA         124 apartment          3,455,718          3,610,270
WOGO Associates
 of Fresno                219 apartment
  Fresno, CA              12 commercial          4,342,788          4,738,468
W-Street Associates
  Washington, D.C.        102 apartment          2,979,990          3,036,344
                                               $59,518,971        $62,689,085
$(40,789,787)

                                                                  Date of
                 Description                 Accumulated         Completion
Partnership/location      No. of Units       Depreciation     of Construction
RAP-UP II B               51 apartment
  Roxbury, MA             4 commercial        (1,095,731)           1974
Sheridan Manor IV
  Los Angeles, CA         48 apartment          (694,263)           1975
Sheridan Manor X
  Los Angeles, CA         30 apartment          (459,033)           1975
The Alexander            179 apartment
  San Francisco, CA       1 commercial        (2,436,652)           1974
WOGO Associates of
  Carondelet
  Los Angeles, CA        124 apartment        (1,493,380)           1974
WOGO Associates
 of Fresno               219 apartment
  Fresno, CA             12 commercial        (2,981,150)           1974
W-Street Associates
  Washington, D.C.       102 apartment        (1,881,003)           1975
                                            $(40,789,787)

                                                              Depreciation
                                                                in Latest
                  Description                  Date          Income Statement
Partnership/location      No. of Units       Acquired           is Computed
RAP-UP II B               51 apartment
  Roxbury, MA             4 commercial         1973             7-20 years
Sheridan Manor IV
  Los Angeles, CA         48 apartment         1973             5-25 years
Sheridan Manor X
  Los Angeles, CA         30 apartment         1973             7-25 years
The Alexander            179 apartment
  San Francisco, CA       1 commercial         1973             5-30 years
WOGO Associates of
  Carondelet
  Los Angeles, CA        124 apartment         1973             5-30 years
WOGO Associates
 of Fresno               219 apartment
  Fresno, CA             12 commercial         1973             5-30 years
W-Street Associates
  Washington, D.C.       102 apartment         1973             5-30 years

                                  Building &        Total      Accumulated
                      Land        Improvement       Cost       Depreciation
Balance at
January 1, 1996    $ 3,191,991    $55,385,308    $58,577,299    $37,607,483
Additions during
 year                      -0-      1,660,622      1,660,622      1,733,150
Balance at
 December 31,
 1996                3,191,991     57,045,930     60,237,921     39,340,633
Additions during
 year                      -0-      2,959,508      2,959,508      1,792,116
 Deletions during
 year                  (21,877)      (486,467)      (508,344)      (342,962)
Balance at
 December 31,
 1997              $ 3,170,114    $59,518,971    $62,689,085    $40,789,787

NOTE: Capital improvements since original construction or rehabilitation are not material to the combined financial statements and, as such, are not disclosed separately. The financial statement category of buildings and improvements is composed substantially of cost plus the initial renovation upon acquisition. Total cost of land and building for federal income tax purposes amounts to approximately $53,800,000.