Form 10-Q
period 1998-03-31
URBAN IMPROVEMENT FUND LTD 1973
filed 1998-08-18
CIK 102341

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998
                             OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to ________.

                  Commission File Number 0-7761

               URBAN IMPROVEMENT FUND LIMITED - 1973
      (Exact name of registrant as specified in its charter)

          California                                        95-6442510
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                           Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington            98101-3076
   (Address of principal executive offices)                   (ZIP code)

Registrant's telephone number, including area code:          (206) 622-9900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No

                     PART I - FINANCIAL INFORMATION

                      Item 1 - Financial Statements

                              BALANCE SHEETS

                 URBAN IMPROVEMENT FUND LIMITED - 1973
                         (A Limited Partnership)


                                   ASSETS

                                        March 31,             December 31,
                                          1998                    1997
Cash                                    $ 487,972              $   21,310
Distribution receivable                       -0-                 441,237
Investments in and advances
to Local Limited Partnerships
accounted for on the equity
method                                  5,287,620               4,948,930

                                       $5,775,592              $5,411,477

                          LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                       $    6,625              $      -0-
Due to affiliate                           27,911                  25,322
Distribution payable                        1,634                   1,634
Management fee payable                    117,158                 102,158
                                          153,328                 129,114

Partners' Capital:
 General Partner - 621 Partnership
 units authorized, issued and
 outstanding                              281,091                 264,097

 Limited Partners - 11,811
 Partnership units authorized,
 issued and outstanding                 5,341,173               5,018,266
                                        5,622,264               5,282,363

Total Liabilities and Partners'
 Capital                               $5,775,592              $5,411,477

Unaudited.  See accompanying notes.

                  CAPITALIZATION AND PARTNERS CAPITAL

                 URBAN IMPROVEMENT FUND LIMITED - 1973
                         (A Limited Partnership)

                                            March 31,          December 31,
                                              1998                  1997
General Partner Interest - 621
 Partnership units issued
 and outstanding                         $   621,316           $   621,316

Limited Partners' Interest - 11,811
 Partnership units issued and
 outstanding                              11,811,000            11,811,000
                                          12,432,316            12,432,316

Offering Expenses                         (1,250,836)           (1,250,836)

Distributions to partners                 (1,448,178)           (1,448,178)

Accumulated loss through
 December 31, 1997                        (4,450,939)           (4,450,939)

Income for the three-month
 period ended March 31, 1998                 339,901                   -0-
                                          (4,111,038)           (4,450,939)

Partners' Capital at End of Period       $ 5,622,264           $ 5,282,363


Unaudited.  See accompanying notes.

                          STATEMENTS OF INCOME

                 URBAN IMPROVEMENT FUND LIMITED - 1973
                         (A Limited Partnership)

                                                For the Three-Month
                                                     Period Ended
                                                        March 31,
                                                1998              1997
Revenues                                    $   2,915          $   2,438

Cost and expenses:

  Professional fees                             6,625              6,963

  Management fee                               15,000             15,000

  Other expense                                   267              1,276

 Amortization                                   3,091              2,526
                                               24,983             25,765

Loss before equity in income
 of Local Limited Partnerships                (22,068)           (23,327)

Equity in income of Local
 Limited Partnerships                         361,969            319,009

Net income                                  $ 339,901          $ 295,682

Allocation of net income:

  Net income allocated to
   General Partner                          $  16,995          $  14,784

  Net income allocated to
   Limited Partners                           322,906            280,898

                                            $ 339,901          $ 295,682

Net income allocated to Limited
 Partners per Limited Partnership
 Unit (11,811 units outstanding at
 March 31, 1998 and 1997)                   $     27           $      24

Unaudited.  See accompanying notes.

                       STATEMENTS OF CASH FLOWS

                 URBAN IMPROVEMENT FUND LIMITED - 1973
                         (A Limited Partnership)

                                                  For the Three-Month
                                                      Period Ended
                                                         March 31,
                                                 1998              1997
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net income                                  $  339,901         $  295,682
 Adjustments to reconcile net
 income to net cash used by
 operating  activities:
  Amortization                                    3,091             2,526
  Equity in income of local
   limited Partnerships                        (361,969)         (319,009)
   Decrease in distribution
   receivable and receivable
   from affiliate                               441,237               -0-
   Increase (decrease) in accounts
    payable, management fees payable
     and payable to affiliates                   24,214           (55,716)
       Total adjustments                        106,573           (372,199)

       Net cash provided (used) by
        operating activities                    446,474            (76,517)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Net advances paid by (to) local
  limited partnerships                           20,188            (32,000)

      Net cash provided (used)
      by investing activities                    20,188            (32,000)

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS                               466,662           (108,517)

CASH BALANCE AT BEGINNING
 OF PERIOD                                       21,310            271,692

CASH BALANCE AT END
 OF PERIOD                                    $ 487,972         $  163,175


Unaudited.  See accompanying notes.

          NOTES TO SUMMARIZE FINANCIAL INFORMATION
                        March 31, 1998

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

   Sheridan Manor IV                                       March 1975

   Sheridan Manor X                                        March 1975

   The Alexander                                           April 1975

   WOGO Associates of Carondelet                           August 1976

   WOGO Associates of Fresno                               August 1976

   W Street Associates                                     December 1977

Note 4 - Investments in Local Limited Partnerships - As of March 31,
1998 and December 31, 1997, the Partnership has investments in nineteen active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership.

    The investments in Local Limited Partnerships are comprised of:

                                     March 31, 1998      December 31, 1997
Capital contributions                  $ 6,445,579            $ 6,445,579
Distributions                           (2,779,179)            (2,779,179)
Equity in losses                          (363,112)              (725,081)
Advances                                 1,032,113              1,052,301
Unamortized costs of
 acquisitions                              952,219                955,310
                                       $ 5,287,620            $ 4,948,930

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $15,000 for the quarter ended March
31, 1998 and 1997.

The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for March 31, 1998 and 1997, is summarized as follows:

                                                    For the Three-Month
                                                       Period Ended
                                                          March 31,
                                                   1998               1997
Repayment from (advances to)
 partnerships with zero investment
    OGO Los Arboles                             $  (3,937)        $     -0-
    WOGO Associates of Fresno                      32,000               -0-
                                                   28,063               -0-

Income from investments with
 non-zero investment:

    The Alexander                                 107,871           87,659
    Antonia Manor                                  60,521           55,484
    Glenn Arms                                     31,512           29,179
    Hedin Associates                               12,662           11,924
    Maria Manor                                    66,247           64,757
    Marlton Manor, Ltd.                            44,387           56,032
    Sheridan IV                                     8,904           13,974
    WOGO Associates of Carondelet                   1,802              -0-
                                                  333,906          319,009

                                                $ 361,969        $ 319,009

                           PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K

    a) None

    b) The registrant has not filed a report on Form 8-K during the quarter ending March 31, 1998.

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


                           URBAN IMPROVEMENT FUND LIMITED - 1973
                                         (Registrant)
                          By:  Interfinancial Real Estate Management
                               Company, General Partner



Date August 18, 1998                           Michael Fulbright
                                                  (Signature)

                                        By:  Michael Fulbright, Secretary



Date August 18, 1998                            John M. Orehek
                                                  (Signature)

                                  By:  John M. Orehek, Senior Vice President