Form 10-Q
period 1998-09-30
URBAN IMPROVEMENT FUND LTD 1973
filed 1998-11-13
CIK 102341

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

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

                    PART I - FINANCIAL INFORMATION

                      Item 1 - Financial Statements

                           BALANCE SHEETS

                  URBAN IMPROVEMENT FUND LIMITED - 1973
                        (A Limited Partnership)



                                ASSETS

                                     September 30,            December 31,
                                         1998                     1997

Cash                                 $    97,988               $    21,310

Distribution receivable                      -0-                   441,237

Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity
 method                                6,255,353                 4,948,930

                                      $6,353,341                $5,411,477


                   LIABILITIES AND PARTNERS' CAPITAL

Due to affiliate                      $   21,267                $   25,322
Distribution payable                       1,634                     1,634
Management fee payable                    87,158                   102,158
                                         110,059                   129,114

Partners' Capital:
General Partner - 621 Partnership
 units authorized, issued and
 outstanding                             312,143                   264,097

Limited Partners - 11,811
 Partnership units authorized,
 issued and outstanding                5,931,139                 5,018,266
                                       6,243,282                 5,282,363

Total Liabilities and Partners'
 Capital                             $ 6,353,341               $ 5,411,477

Unaudited.  See accompanying notes.

                  CAPITALIZATION AND PARTNERS CAPITAL

                 URBAN IMPROVEMENT FUND LIMITED - 1973
                          (A Limited Partnership)

                                    September 30,             December 31,
                                        1998                      1997
General Partner
 Interest - 621
 Partnership units
issued and outstanding              $   621,316              $    621,316

Limited Partners'
Interest - 11,811
 Partnership units
 issued and
 outstanding                         11,811,000                11,811,000
                                     12,432,316                12,432,316

Offering Expenses                    (1,250,836)               (1,250,836)

Distributions to partners            (1,448,178)               (1,448,178)

Accumulated loss through
  December 31, 1997                  (4,450,939)               (4,450,939)

Income for the nine-month
 period ended
 September 30, 1998                     960,919                       -0-
                                     (3,490,020)               (4,450,939)

Partners' Capital at End
 of Period                         $  6,243,282              $  5,282,363


Unaudited.  See accompanying notes.

                         STATEMENTS OF INCOME

            URBAN IMPROVEMENT FUND LIMITED - 1973
                             (A Limited Partnership)

                             For the Three-Month        For the Nine-month
                                 Period Ended               Period Ended
                                 September 30,              September 30,
                             1998            1997       1998          1997

Revenues                   $  1,089       $   4,165   $   8,971   $   12,332

Cost and expenses:

 Professional fees            5,750          13,250      19,000       27,300

 Management fee              15,000          15,000      45,000       45,000

 Other expense                  436           6,046       2,704        9,174

 Amortization                 3,091           2,526       9,273        7,578
                             24,277          36,822      75,977       89,052

Loss before equity
 in income of
 Local  Limited
 Partnerships               (23,188)        (32,657)    (67,006)     (76,720)

Equity in income
 of Local Limited
 Partnerships               332,406         159,202   1,027,925    1,213,288

Net income                $ 309,218       $ 126,545   $ 960,919   $1,136,568

Allocation of
net income:

 Net income
allocated to
General Partner           $  15,461      $   6,327    $  48,046   $   56,828

Net income
allocated to
Limited Partners            293,757        120,218      912,873    1,079,740

                          $ 309,218      $ 126,545    $ 960,919   $1,136,568

Net income
allocated to
 Limited Partners
 per Limited
 Partnership
 Unit (11,811
units outstanding
 at September 30,
1998 and 1997)           $      25       $      10    $      77   $      91

Unaudited.  See accompanying notes.

                    STATEMENTS OF CASH FLOWS

              URBAN IMPROVEMENT FUND LIMITED - 1973
                     (A Limited Partnership)

                             For the Three-Month         For the Nine-month
                                 Period Ended               Period Ended
                                 September 30,              September 30,
                             1998           1997         1998         1997

CASH FLOWS
FROM OPERATING
 ACTIVITIES:
 Net income                $ 309,218     $ 126,545    $ 960,919    $1,136,568
Adjustments to
 reconcile net
 income to net
 cash used by
 operating activities:
 Amortization                  3,091         2,524        9,273         7,578
 Equity in income
 of local limited
 partnerships               (332,406)     (159,202)  (1,027,925)   (1,213,288)
 Decrease in
 distribution
 receivable                      -0-           -0-      441,237           -0-
Increase (decrease) in
 accounts payable,
 management fees
 payable and pay-
 able to affiliates          (17,396)          -0-      (19,054)      (62,681)
 Total adjustments          (346,711)     (156,678)    (596,469)   (1,268,391)
 Net cash used by
 operating activities        (37,493)      (30,133)     364,450      (131,823)

CASH FLOWS
 FROM INVESTING
ACTIVITIES:
 Current period
 distributions                49,434      (188,121)      66,153       286,265
 Net advances paid
 by (repaid from)
 local limited
 partnerships               (366,505)       28,295     (353,925)       23,888
 Net cash provided by
 investing activities       (317,071)     (159,826)    (287,772)      310,153

NET INCREASE
(DECREASE) IN
CASH AND CASH
EQUIVALENTS                 (354,564)     (189,959)      76,678       178,330

CASH BALANCE
AT BEGINNING
 OF PERIOD                   452,552       639,981       21,310       271,692

CASH BALANCE
AT END OF PERIOD          $   97,988     $ 450,022   $   97,988     $ 450,022

Unaudited.  See accompanying notes.

           NOTES TO SUMMARIZE FINANCIAL INFORMATION
                       September 30, 1998

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

The Urban Improvement Fund Limited 1973 prospectus, dated September
27, 1973, specified that the General Partner has approximately five percent interest in profits, losses and special allocations, and the limited partners will share the remaining interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

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

               Sheridan Manor IV                              March 1975

               Sheridan Manor X                               March 1975

               The Alexander                                  April 1975

               WOGO Associates of Carondelet                  August 1976

               WOGO Associates of Fresno                      August 1976

               W Street Associates                            December 1977

Note 4 - Investments in Local Limited Partnerships - As of September 30, 1998 and December 31, 1997, the Partnership has investments in nineteen active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The investments in Local Limited Partnerships are comprised of:

                          September 30, 1998               December 31, 1997

Capital contributions          $6,445,579                     $ 6,445,579
Distributions                  (2,845,332)                     (2,779,179)
Equity in losses                  302,844                        (725,081)
Advances                        1,406,226                       1,052,301
Unamortized costs
 of acquisitions                  946,036                         955,310
                              $ 6,255,353                     $ 4,948,930

         Item 2-  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $45,000 for the nine months ended September 30, 1998 and 1997.

The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for September 30, 1998 and 1997, is summarized as follows:

                               For the Three Month       For the Nine-Month
                                   Period Ended             Period Ended
                                   September 30,            September 30,
                               1998            1997      1998          1997
Distributions received
 from partnerships
with zero investment
 OGO Associates
 of Mountclef               $     -0-      $ (357,685)  $     -0-   $     -0-
 OGO Associates
 of Los Arboles                   -0-             -0-         -0-       4,614
 WOGO Associates
 of Carondelet                    -0-             -0-         -0-      24,460
Sheridan Manor X                  -0-             -0-         -0-       1,939
Mystic Valley                     -0-         163,727         -0-     163,727
 Edgewood II                      -0-           5,838         -0-       5,838
                                  -0-        (188,120)        -0-     200,578

Repayment from
 (advances to)
 partnerships
 with zero
 investment
 Glenn Arms                       -0-             -0-         -0-         -0-
 Freedom Associates               -0-              12         -0-         -0-
 Himbola Manor                    -0-               6         -0-         -0-
 OGO Associates
 of Mountclef                     -0-             -0-         -0-      (1,070)
 OGO Associates
 of Los Arboles                (1,500)            -0-      (5,437)     24,448
 Sheridan Manor X                 -0-             -0-         -0-      23,299
 WOGO Associates
 of Carondelet                    -0-          28,295         -0-       9,006
 WOGO Fresno                      -0-             -0-      32,000         -0-
 W Street                         -0-             -0-        (356)        -0-
                               (1,500)         28,313      26,207      55,683

Income from
 investments with
 non-zero investment:
 The Alexander                107,871          87,659     323,613     262,977
 Antonia Manor                 60,521          55,484     181,563     166,452
 Glenn Arms                    31,512          29,179      94,536      87,537
 Hedin Associates              12,662          11,924      37,986      35,772
 Maria Manor                   66,247          64,757     198,741     194,271
 Marlton Manor, Ltd.           44,387          56,032     133,161     168,096
 Sheridan IV                    8,904          13,974      26,712      41,922
 WOGO II                        1,802             -0-       5,406         -0-
                              333,906         319,009   1,001,718     957,027

                            $ 332,406       $ 159,202  $1,027,925  $1,213,288

                            PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
       a) None

       b) The registrant has not filed a report on Form 8-K during the quarter ending September 30, 1998.

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




                           URBAN IMPROVEMENT FUND LIMITED - 1973
                                         (Registrant)
                           By:  Interfinancial Real Estate Management
                                Company, General Partner



Date November 13, 1998                     Michael Fulbright
                                             (Signature)
                                 By:  Michael Fulbright, Secretary





Date November 13, 1998                      John M. Orehek
                                              (Signature)
                                 By:  John M. Orehek, Senior Vice President