Form 10-Q
period 1999-06-30
URBAN IMPROVEMENT FUND LTD 1973
filed 1999-08-13
CIK 102341

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

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

                    PART I - FINANCIAL INFORMATION

                     Item 1 - Financial Statements

                            BALANCE SHEETS

                  URBAN IMPROVEMENT FUND LIMITED - 1973
                           (A Limited Partnership)



                                ASSETS

                                    June 30,              December 31,
                                      1999                    1998

Cash                              $   572,183             $ 1,183,218

Distribution receivable               159,543                 159,543

Investments in and
advances to Local
Limited Partnerships
accounted for on the
equity method                       7,785,771              6,615,391

                                   $8,517,497             $7,958,152


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                   $   22,561            $   29,616
Distribution payable                    1,634                 1,634
Management fee payable                 76,973               141,973
                                      101,168               173,223

Partners' Capital:
 General Partner - 621
 Partnership units
 authorized, issued
 and outstanding                      420,795               389,225

Limited Partners - 11,811
 Partnership units
 authorized, issued
 and outstanding                    7,995,534             7,395,704
                                    8,416,329             7,784,929

Total Liabilities and
 Partners' Capital                $ 8,517,497           $ 7,958,152


Unaudited.  See accompanying notes.

                  CAPITALIZATION AND PARTNERS CAPITAL

                 URBAN IMPROVEMENT FUND LIMITED - 1973
                         (A Limited Partnership)

                                     June 30,                December 31,
                                       1999                      1998

General Partner Interest -621
 Partnership units issued
 and outstanding                  $   621,316               $   621,316

Limited Partners' Interest -
 11,811 Partnership units
 issued and outstanding            11,811,000               11,811,000
                                   12,432,316               12,432,316

Offering Expenses                  (1,250,836)              (1,250,836)

Distributions to partners          (1,448,178)              (1,448,178)

Accumulated loss through
 December 31, 1998                 (1,948,373)              (1,948,373)

Income for the six month
 period ended June 30, 1999           631,400                      -0-
                                   (1,316,973)              (1,948,373)

Partners' Capital at
 End of Period                   $  8,416,329             $  7,784,929

Unaudited.  See accompanying notes.

                             STATEMENTS OF INCOME

                   URBAN IMPROVEMENT FUND LIMITED - 1973
                            (A Limited Partnership)

                            For the Three-Month         For the Six-Month
                               Period Ended                Period Ended
                                 June 30,                     June 30,
                           1999            1998         1999           1998

Revenues                $   7,217       $   4,967    $  11,398     $   7,882

Cost and expenses:

 Professional fees          7,500           6,625       15,000        13,250

 Management fee            15,000          15,000       30,000        30,000

 Other expense              7,218           2,001        7,218         2,268

 Amortization               3,295           3,091        6,590         6,182
                           33,013          26,717       58,808        51,700

Loss before equity
 in income of Local
 Limited Partnerships     (25,796)        (21,750)     (47,410)      (43,818)

Equity in income
 of Local Limited
 Partnerships             339,405         333,550      678,81        695,519

Net income              $ 313,609       $ 311,800   $ 631,400      $ 651,701

Allocation of net income:

 Net income
 allocated to
 General Partner        $  15,680       $  15,590   $  31,570      $  32,585

 Net income
 allocated to
 Limited Partners         297,929         296,210     599,830        619,116

                        $ 313,609        $ 311,800  $ 631,400      $ 651,701

Net income allocated
 to Limited  Partners
 per Limited Partnership
 Unit (11,811 units out-
 standing at June 30, 1999
 and 1998)              $      25       $      25   $     51       $     52

Unaudited.  See accompanying notes.

                                STATEMENTS OF CASH FLOWS

                       URBAN IMPROVEMENT FUND LIMITED - 1973
                                (A Limited Partnership)

                        For the Three-Month             For the Six-Month
                          Period Ended                     Period Ended
                            June 30,                          June 30,
                      1999              1998           1999             1998

CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net income          $313,609        $311,800       $ 631,400        $651,701
 Adjustments to
 reconcile net
 income to net
 cash used by
 operating activities:
  Amortization          3,295          3,091            6,590           6,182
  Equity in income
  of local limited
   partnerships      (339,405)      (333,550)        (678,810)       (695,519)
 Decrease in
  distribution
  receivable              -0-            -0-              -0-         441,237
 Increase (decrease)
 in accounts payable,
 management fees
 payable and pay-
 able to affiliates    (7,500)       (25,872)         (72,055)        (1,658)
 Total adjustments   (343,610)      (356,331)         (74,427)      (249,758)
  Net cash used
  by operating
  activities          (30,001)       (44,531)        (112,875)       401,943

CASH FLOWS FROM
INVESTING ACTIVITIES:
 Current period
 distributions         50,664         16,719          50,664         16,719
 Net advances paid by
(repaid from) local
 limited partnerships (45,194)        (7,608)       (548,824)        12,580
  Net cash provided
  by investing
  activities            5,470          9,111        (498,160)        29,299

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS          (24,531)       (35,420)       (611,035)       431,242

CASH BALANCE
AT BEGINNING
 OF PERIOD            596,714        487,972       1,183,218         21,310

CASH BALANCE
AT END OF PERIOD    $  572,183     $ 452,552      $  572,183     $  452,552

Unaudited.  See accompanying notes.

                      NOTES TO SUMMARIZE FINANCIAL INFORMATION
                                     June 30, 1999

                       URBAN IMPROVEMENT FUND LIMITED - 1973
                               (A Limited Partnership)


Note 1 - Organization - Urban Improvement Fund Limited   1973 (the
Partnership) was formed under the California Uniform Limited
Partnership Act on February 2, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,811 units of limited partnership interest pursuant to a public offering of such units which terminated in October, 1973. The General Partner, Interfinancial Real Estate Management Company invested $621,316.

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

  Sheridan Manor IV                                   March 1975

  Sheridan Manor X                                    March 1975

  The Alexander                                      April 1975

  WOGO Associates of Carondelet                      August 1976

  WOGO Associates of Fresno                          August 1976

  W Street Associates                                December 1977

Note 4 - Investments in Local Limited Partnerships - As of June 30, 1999 and December 31, 1998, the Partnership has investments in nineteen active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The investments in Local Limited Partnerships are comprised of:

                                     June 30, 1999         December 31, 1998
Capital contributions                  $6,445,579             $ 6,445,579
Distributions                          (3,790,898)             (3,740,234)
Equity in losses                        2,271,047               1,592,237
Advances                                1,945,501               1,396,677
Unamortized costs
 of acquisitions                          914,542                 921,132
                                      $ 7,785,771             $ 6,615,391

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $30,000 for the six months ended
June 30, 1999 and 1998.

The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for June 30, 1999 and 1998, is summarized as follows:

                             For the Three Month           For the Six Month
                                Period Ended                  Period Ended
                                   June 30,                     June 30,
                            1999             1998          1999         1998
Repayment from
(advances to)
 partnerships with zero
 investment
  Glenn Arms                   -0-            -0-          -0-          -0-
  Freedom Associates           -0-            -0-          -0-          -0-
  Himbola Manor                -0-            -0-          -0-          -0-
  OGO Associates
   of Mountclef                -0-            -0-          -0-          -0-
  OGO Associates
   of Los Arboles              -0-            -0-          -0-       (3,937)
  Sheridan Manor X             -0-            -0-          -0-          -0-
  WOGO Associates
   of Carondelet               -0-            -0-          -0-          -0-
  WOGO Fresno                  -0-            -0-          -0-       32,000
  W Street                     -0-           (356)         -0-         (356)
                               -0-           (356)         -0-       27,707

Income from investments
 with non-zero investment:
  The Alexander            110,434        107,871      220,868      215,742
  Antonia Manor             26,337         60,521       52,674      121,042
  Glenn Arms                32,678         31,512       65,356       63,024
  Hedin Associates          13,096         12,662       26,192       25,324
  Maria Manor               78,626         66,247      157,252      132,494
  Marlton Manor, Ltd.       61,402         44,387      122,804       88,774
  Sheridan IV               15,178          8,904       30,356       17,808
  Sheridan X                 1,294            -0-       2,588           -0-
  WOGO II                      360          1,802         720         3,604
                           339,405        333,906     678,810       667,812

                         $ 339,405      $ 333,550   $ 678,810     $ 695,519

                           PART II   OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
            a) None

    b) The registrant has not filed a report on Form 8-K during the quarter ending June 30, 1999.

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




                              URBAN IMPROVEMENT FUND LIMITED - 1973
                                            (Registrant)
                              By:  Interfinancial Real Estate Management
                                   Company, General Partner



Date August 13, 1999                          Michael Fulbright
                                                (Signature)
                                   By:  Michael Fulbright, Secretary





Date August 13, 1999                            John M. Orehek
                                                 (Signature)
                                  By:  John M. Orehek, Senior Vice President