Form 10-Q
period 1999-03-31
URBAN IMPROVEMENT FUND LTD 1973
filed 1999-08-18
CIK 102341

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                 FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999

                                   OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

                    Commission File Number 0-7761

                URBAN IMPROVEMENT FUND LIMITED - 1973
           (Exact name of registrant as specified in its charter)

          California                                     95-6442510
State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                         Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington           98101-3076
     (Address of principal executive offices)                (ZIP code)

Registrant=s telephone number, including area code:        (206) 622-9900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No

                         PART I - FINANCIAL INFORMATION

                         Item 1 - Financial Statements

                                 BALANCE SHEETS

                     URBAN IMPROVEMENT FUND LIMITED -1973
                             (A Limited Partnership)


                                       ASSETS

                                            March 31,         December 31,
                                              1999                1998

Cash                                      $  596,714           $1,183,218
Distribution receivable                      159,543              159,543
Due from affiliate
Investments in and
 advances to Local
 Limited Partnerships
 accounted for on the
 equity method                             7,455,131            6,615,391

                                          $8,211,388           $7,958,152


                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $   15,061           $   29,616
Due to affiliate
Distribution payable                           1,634                1,634
Management fee
 payable                                      91,973              141,973
                                             108,668              173,223

Partners' Capital:
 General Partner - 621
  Partnership units
  authorized, issued
  and outstanding                            405,115              389,225

Limited Partners -
 11,811 Partnership
 units authorized,
 issued and outstanding                    7,697,605            7,395,704
                                           8,102,720            7,784,929

Total Liabilities and
 Partners' Capital                        $8,211,388           $7,958,152

Unaudited.  See accompanying notes.

                        CAPITALIZATION AND PARTNERS CAPITAL

                       URBAN IMPROVEMENT FUND LIMITED - 1973
                               (A Limited Partnership)

                                    March 31,                   December 31,
                                      1999                          1998

General Partner
 Interest - 621
 Partnership
 units issued
 and outstanding                  $   621,316                   $   621,316

Limited Partners'
 Interest - 11,811
 Partnership units
 issued and
 outstanding                        11,811,000                   11,811,000
                                    12,432,316                   12,432,316

Offering Expenses                   (1,250,836)                  (1,250,836)

Distributions to partners           (1,448,178)                  (1,448,178)

Accumulated loss
 through
 December 31, 1998                  (1,948,373)                  (1,948,373)

Income for the three-
 month period ended
 March 31, 1999                        317,791                          -0-
                                    (1,630,582)                  (1,948,373)

Partners' Capital
 at End of Period                  $ 8,102,720                  $ 7,784,929

Unaudited.  See accompanying notes.

                                 STATEMENTS OF INCOME

                       URBAN IMPROVEMENT FUND LIMITED - 1973
                                (A Limited Partnership)

                                                   For the Three-Month
                                                       Period Ended
                                                         March 31,
                                                   1999             1998

Revenues                                         $   4,181        $   2,915

Cost and expenses:

  Professional fees                                  7,500             6,625

  Management fee                                    15,000            15,000

  Other expense                                        -0-               267

  Amortization                                       3,295             3,091
                                                    25,795            24,983

Loss before equity in income
 of Local Limited Partnerships                     (21,614)          (22,068)

Equity in income of Local
 Limited Partnerships                              339,405           361,969

Net income                                       $ 317,791         $ 339,901

Allocation of net income:

Net income allocated to
 General Partner                                 $  15,890         $  16,995

Net income allocated to
 Limited Partners                                  301,901           322,906

                                                $  317,791         $ 339,901

Net income allocated
 to Limited Partners per
 Limited Partnership
 Unit (11,811 units
 outstanding at March 31,
 1999 and 1998)                                  $      26         $      27

Unaudited.  See accompanying notes.

                              STATEMENTS OF CASH FLOWS

                       URBAN IMPROVEMENT FUND LIMITED - 1973
                              (A Limited Partnership)

                                                   For the Three-Month
                                                       Period Ended
                                                         March 31,
                                                   1999             1998

CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income                                      $  317,791       $  339,901
Adjustments to
 reconcile net
 income to net
 cash used by
 operating activities:
Amortization                                         3,295            3,091
Equity in income
 of local limited
 Partnerships                                     (339,405)        (361,969)
 Decrease in
 distribution
 receivable and
 receivable from affiliate                             -0-          441,237
Increase (decrease)
 in accounts payable,
 management fees
 payable and payable
 to affiliates                                     (64,555)          24,214
  Total adjustments                               (400,665)         106,573

 Net cash provided
 (used) by operating
 Activities                                        (82,874)         446,474

CASH FLOWS FROM
INVESTING ACTIVITIES:
Net advances paid
 by (to) local limited
 partnerships                                      (503,630)         20,188

 Net cash provided
 (used) by investing
 activities                                        (503,630)         20,188

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS                                  (586,504)        466,662

CASH BALANCE AT
 BEGINNING OF PERIOD                              1,183,218          21,310

CASH BALANCE AT
 END OF PERIOD                                  $   596,714      $  487,972

Unaudited.  See accompanying notes.

                 NOTES TO SUMMARIZE FINANCIAL INFORMATION
                               March 31, 1999

                    URBAN IMPROVEMENT FUND LIMITED - 1973
                          (A Limited Partnership)

Note 1 - Organization C Urban Improvement Fund Limited - 1973 (the Partnership) was formed under the California Uniform Limited
Partnership Act on February 2, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,811 units of limited partnership interest pursuant to a public offering of such units which terminated in October, 1973. The General Partner, Interfinancial Real Estate Management Company invested $621,316.

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

                                                         Date PSI Became
Local Limited Partnership                                General Partner

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

Sheridan Manor IV                                           March 1975

Sheridan Manor X                                            March 1975

The Alexander                                               April 1975

WOGO Associates of Carondelet                               August 1976

WOGO Associates of Fresno                                   August 1976

W Street Associates                                         December 1977

Note 4 - Investments in Local Limited Partnerships - As of March 31,
1999 and December 31, 1998, the Partnership has investments in nineteen active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership=s share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership.

    The investments in Local Limited Partnerships are comprised of:

                                March 31, 1999             December 31, 1998

Capital contributions            $ 6,445,579                   $ 6,445,579
Distributions                     (3,740,234)                   (3,740,234)
Equity in losses                   1,931,642                     1,592,237
Advances                           1,900,307                     1,396,677
Unamortized costs
 of acquisitions                     917,837                       921,132
                                 $ 7,455,131                   $ 6,615,391

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $15,000 for the quarter ended March
31, 1999 and 1998.

The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for March 31, 1999 and 1998, is summarized as follows:

                                                      For the Three-Month
                                                          Period Ended
                                                            March 31,
                                                      1999           1998
Repayment from
(advances to) partnerships
 with zero investment                               $     -0-     $  32,000
   WOGO Associates of Fresno                              -0-        (3,937)
   OGO of Los Arboles                                     -0-           -0-
                                                          -0-        28,063
Income from investments
 with non-zero investment:

    The Alexander                                      110,434      107,871
    Antonia Manor                                       26,337       60,521
    Glenn Arms                                          32,678       31,512
    Hedin Assoc.                                        13,096       12,662
    Maria Manor                                         78,626       66,247
    Marlton Manor, Ltd.                                 61,402       44,387
    Sheridan IV                                         15,178        8,904
    Sheridan X                                           1,294          -0-
    WOGO Associates of Carondelet                          360        1,802
                                                       339,405      333,906

                                                     $ 339,405    $ 361,969

                         PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
       a) None

       b) The registrant has not filed a report on Form 8-K during the quarter ending March 31, 1999.

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




                              URBAN IMPROVEMENT FUND LIMITED - 1973
                                         (Registrant)
                              By:    Interfinancial Real Estate Management
                                     Company, General Partner


Date August 18, 1999                            Michael Fulbright
                                                    (Signature)

                                         By:  Michael Fulbright, Secretary



Date August 18, 1999                             John M. Orehek
                                                   (Signature)

                                 By:  John M. Orehek, Senior Vice President