Form 10-K
period 1998-12-31
URBAN IMPROVEMENT FUND LTD 1973
filed 1999-10-01
CIK 102341

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1998: No established market value.

                                 PART I
Item 1.  Business
     (a) General Development of Business - Urban Improvement
Fund - 1973, a California limited partnership (the "Registrant"), was formed in 1973 for the purpose of investing, through local real estate limited partnerships (LLP's), in federally and state-assisted low and moderate income housing projects. Units of Limited Partnership Interest were sold in a public offering to investors who require tax shelter for income from other sources. The Registrant acquired equity interests as a limited partner in twenty-six (26) such projects. Six of these projects were sold through trustee's sales (foreclosures). Edgewood II Associates' property was sold through a resyndication in 1984. The Edgewood II Associates partnership is still in existence with a note receivable for the sales proceeds of the property. Ogo Associates of Mountclef was sold during 1997 and OGO Associates of Los Arboles was sold during 1998.
The remaining seventeen (17) properties are described in Item 2 hereof.

     (b) Financial Information about Industry Segment   The Registrant is
engaged in only one line of business.

     (c) Narrative Description of Business - The real estate business is highly competitive. The Registrant competes with numerous established apartment owners and real estate developers of low-income housing having greater financial resources. There is additional risk of new construction occurring in areas where the Registrant has invested in existing government-assisted housing projects.

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

Item 2.  Properties.
     The Registrant owns equity interests as a Limited Partner in the following real estate projects as of December 31, 1998:

                                        No. of Units            1998
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

Maria Manor
  Associates
San Francisco, CA     221(d)(3) Rehab.      119/1                98%

Marlton Manor
  Associates
San Francisco, CA     221(d)(3) Rehab.      151/7                96%

Mystic Valley
  Associates
Medford, MA            MHFA New*            466                  97%

                                          No. of Units             1998
                                          Residential/          Percent of
Project Name               Type           Commercial            Occupancy
RAP-UP II B
Roxbury, MA             236 Rehab.            51/4                  99%

Sheridan Manor IV
Los Angeles, CA         236 Rehab.             48                   90%

Sheridan Manor X
Los Angeles, CA         236 Rehab.             30                   98%

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

                                 Number of Units              Type
                                      12                    2 Bedroom
                                       6                    3 Bedroom

  The property of OGO Associates of Mountclef was sold during 1997 resulting in a gain of $793,525. Urban '73's share of the distribution from the sale was $351,256. In addition, Urban '73 received advance repayments of $57,105.

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

                                 Number of Units              Type
                                      25                    2 Bedroom
                                      18                    3 Bedroom

The property of OGO Associates of Los Arboles was sold during 1998 resulting in a gain of $2,183,746. Urban '73's share of the distribution from the sale was $1,092,350. In addition, Urban 73 received advance repayments of $17,126.

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

    (b)  Holders

 Title of            Name & Address of      Amount and Nature of     % of
   Class             Beneficial Owner       Beneficial Ownership     Class

General Partner      Interfinancial Real           621 Units           100%
  Interest           Estate Management Co.        ($621,316)
                     1201 Third Avenue
                     Suite 5400
                     Seattle, Washington 98101-3076

Limited Partner      Robert C. Johnson, Jr.         800 Units        6.773%
  Interest           Lubbock, Texas                ($800,000)

                     667 Other Limited
                     Partners                    11,011 Units
                                                ($11,011,000)       93.227%

                                                                   100.000%

    The Registrant has no officers or directors. Interfinancial Real Estate Management Company, the General Partner of the Registrant, is a corporation.

    (c) Dividends - The Partnership paid a distribution of $198,928 in 1994. No distributions were paid during 1995, 1996, 1997 or 1998.

Item 6.  Selected Financial Data
    These statements do not include all disclosures required under generally accepted accounting principles; however, when read in conjunction with the related financial statements and notes thereto included under Item 8, the statements include all generally accepted accounting principles disclosures for the last three years.

                                       Year Ended December 31,
                         1998        1997       1996        1995         1994

Interest income     $    8,536   $  21,957    $   9,159  $   19,449   $ 19,916
Other income               100         -0-          -0-         -0-        -0-
                         8,636      21,957         9,159     19,449     19,916

Operating expenses:
  Professional fees     29,000      26,500        29,245     27,849     27,855
  Management fees       99,815     133,770        88,387     92,017    115,297
  Other expenses         3,548         794        11,272      2,318      2,204
  Amortization of costs
    of acquisition      12,359      12,359        10,099      9,452      8,639
                       144,722     173,423       139,003    131,636    153,995
Loss before equity
 in income (loss) of
 Local Limited
 Partnerships         (136,086)   (151,466)    (129,844)   (112,187)  (134,079)

Equity in income
 Local Limited
 Partnerships        2,638,652   1,785,081    1,305,678   1,190,208    684,090

Net income          $2,502,566  $1,633,615   $1,175,834  $1,078,021   $550,011

Allocation of net
 income:
 Net income
allocated
 to General
 Partner              $125,128    $ 81,681    $  58,792   $  53,901  $  27,501
 Net income
 allocated to
 Limited
 Partners            2,377,438   1,551,934    1,117,042   1,024,120    522,510

                    $2,502,566  $1,633,615   $1,175,834  $1,078,021  $ 550,011

Net financial
 reporting income
 per units:
 General partnership
 units (621 units
 outstanding
 allocated to
 General
 Partner)          $      201   $      131    $      95   $      87   $    44
 Limited Partnership
 units (11,811 units
 outstanding
 allocated to
 Limited
 Partners)         $      201   $      131    $      95   $      87   $    44

Total assets       $7,958,152   $5,442,066   $3,741,448  $2,521,670 $1,455,073

Long-term
 obligations       $      -0-   $      -0-   $      -0-  $      -0- $      -0-

Cash
dividends          $      -0-   $      -0-   $      -0-  $      -0- $  198,928

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

                         1998         1997        1996     1995       1994
Urban's share
 of distribution     $1,304,143   $ 672,510   $219,132   $172,610   $265,505

Advances (made
 to) repaid by
 Local Limited
 Partnerships        $ (344,376)  $(378,938)  $(1,754)   $    762   $ (7,605)

      Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770. (The fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000.) The Partnership recorded management fee expense of $99,815, $133,770, $88,387, $92,017 and $115,297 during 1998, 1997, 1996, 1995 and 1994, respectively. The Partnership will also pay the General Partner a liquidation fee for the sale of projects.
The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

  Other operating expenses have maintained a consistent level.

 At December 31, 1998, the Partnership had investments in eighteen active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. The equity in income of Local Limited Partnerships resulted from either Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses. The real estate of OGO of Mountclef Associates was sold during 1997 and the real estate of OGO of Los
Arboles was sold during 1998. The real estate of Edgewood II Associates was sold during 1984. The Partnership holds a note receivable that accrues interest from the sale of Edgewood II Associates.

The components of the Partnerships' equity in net income of the Local Limited Partnerships for 1998, 1997 and 1996 is summarized as follows:

                                               For the Year Ended
                                                   December 31,
                                     1998             1997              1996
Net repayment from (advances to)
  Local Limited Partnerships with
  zero investments:
    Los Arboles                   $      -0-       $  12,759     $      9,907
    Sheridan X                           -0-           1,750           (1,754)
    Mountclef                            -0-          49,264           (3,102)
    WOGO of Carondelet                   -0-             -0-           (6,694)
    WOGO of Fresno                    32,000         (32,000)         (12,257)
    W Street Associates                 (712)            -0-           (3,500)

Distributions received from
  Partnerships with zero
  investments:
    Mystic Valley                    145,640         163,727         131,877
    Sheridan X                           -0-          23,488             -0-
    Los Arboles                    1,092,350           4,698             -0-
    Mountclef                            -0-         384,132             -0-

Income (loss) from
 Partnerships with
 non-zero investments:
    Alexander                         441,737        431,482         350,632
    Antonia Manor                     105,348        242,085         221,936
    Hedin House                        52,384         50,647          47,695
    Los Arboles                        11,756            -0-             -0-
    Maria Manor                       314,505        264,988         259,026
    Marlton Manor                     245,606        177,547         224,127
    Sheridan X                          5,174            -0-             -0-
    Sheridan IV                        60,713         35,617          55,895
    Glenn Arms                        130,711        126,049          31,890
    WOGO of Carondelet                  1,440       (151,152)            -0-

Equity in income
(loss) of
 Local Limited
 Partnerships                      $2,638,652     $1,785,081      $1,305,678

Interest received
 from Edgewood II
 included in interest
 income:                           $      -0-     $    5,838      $      -0-

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

                   Name              Age            Office
              Paul H. Pfleger        63      Director/President
              John M. Orehek         44      Director/Senior Vice President

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

                    Name               Age             Office
               Paul H. Pfleger         63      Chairman of the Board
               John M. Orehek          44      Senior Vice President
               Michael Fulbright       44      Secretary

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
    (a)  Security Ownership of Certain Beneficial Owners

    (b)  Holders
     Title of          Name & Address of    Amount and Nature of        % of
      Class            Beneficial Owner     Beneficial Ownership       Class

General Partner      Interfinancial Real         621 Units              100%
   Interest          Estate Management Co.      ($621,316)
                     1201 Third Avenue
                     Suite 5400
                     Seattle, Washington 98101-3076

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

         Balance Sheets at December 31, 1998 and 1997.

         Statements of Income for the years ended December 31, 1998, 1997 and 1996.

         Statements of Changes in Partners' Capital for the years ended December 31, 1998, 1997 and 1996.

         Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

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

(b)    Reports on Form 8-K

       There were no reports on Form 8-K filed during the last quarter of 1998.

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

       (REGISTRANT)  URBAN IMPROVEMENT FUND LIMITED - 1973
                     BY:  INTERFINANCIAL REAL ESTATE  MANAGEMENT COMPANY




Date: October 1, 1999    By:  Paul H. Pfleger
                                Paul H. Pfleger
                                President
                                Interfinancial Real Estate Management Company





Date: October 1, 1999    By:  John M. Orehek
                                John M. Orehek
                                Senior Vice President
                                Interfinancial Real Estate Management Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By: Paul H. Pfleger                                        October 1, 1999
    Paul H. Pfleger, Director                              Date
    Interfinancial Real Estate Management Company



By: John M. Orehek                                         October 1, 1999
    John M. Orehek, Director                               Date
    Interfinancial Real Estate Management Company.

                  URBAN IMPROVEMENT FUND LIMITED - 1973
                             SEATTLE, WASHINGTON

                         ANNUAL REPORT ON FORM 10-K
                ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)
                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  LIST OF FINANCIAL STATEMENTS AND FINANCIAL
                            STATEMENT SCHEDULES
                        YEAR ENDED December 31, 1998

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)
Form 10-K - Items 14(a)(1) and (2)
Form 10-K - Item 14(d)


INDEX TO FINANCIAL STATEMENTS


The following financial statements of Urban Improvement Fund Limited 1973 are included in Item 8, Item 14(a)(1)

    Independent auditors' report . . . .. . . . . . . . . . . . . .  F-3

    Balance sheets at December 31, 1998 and 1997 . . . . . . . . . . F-4

    Statements of income
      for the years ended December 31, 1998, 1997 and 1996. . . . .  F-5

    Statements of changes in partners' capital
       for the years ended December 31, 1998, 1997 and 1996. . . . . F-6

    Statements of cash flows
       for the years ended December 31, 1998, 1997 and 1996. . . . . F-7

    Notes to financial statements. . . . . . . . . . . . . . . . . . F-8


The following financial statement schedules of Urban Improvement Fund
Limited   1973
are included in Item 14(a)(2) and 14(d):

    IV.  Indebtedness of and to Related Parties. . . . . . . . . . .F-26

    XI.  Real Estate and Accumulated Depreciation of
           Local Limited Partnerships. . . . . . . . . . . . . . . .F-27

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

                     INDEPENDENT AUDITORS' REPORT


To The Partners
Urban Improvement Fund Limited - 1973

We have audited the accompanying balance sheets of Urban Improvement
Fund Limited - 1973 (a Limited Partnership), as of December 31, 1998
and 1997, and the related statements of income, changes in partners'
capital and cash flows for the years ended December 31, 1998, 1997 and
1996, and the related schedules listed in Item 14(a)(2) of the annual report
on Form 10-K of Urban Improvement Fund Limited   1973 for the years
ended December 31, 1998, 1997 and 1996. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of four of Urban Improvement
Fund Limited - 1973's investments in local limited partnerships whose combined financial statements are included in Note 4. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, to the extent it relates to the amounts included for these local limited partnership investments, is based solely on the reports of the other auditors. Urban Improvement Fund Limited - 1973's investment in these Partnerships were reduced to zero at December 31, 1998 and 1997.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited
1973 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the report of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required therein.





Atlanta, Georgia
July 23, 1999

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

BALANCE SHEETS



                                 ASSETS

                                                     December 31,
                                            1998                      1997

Cash and cash equivalents                $1,183,218           $      21,310

Distribution receivable                     159,543                 441,237

Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity
 method - Note 4
  (Schedules IV and XI)                   6,615,391               4,948,930

                                         $7,958,152              $5,411,477


                        LIABILITIES AND PARTNERS' CAPITAL

Due to affiliate                         $   29,616              $   25,322

Distribution payable                          1,634                   1,634

Management fee payable
 (Schedule IV)                              141,973                 102,158
                                            173,223                 129,114

Partners' capital - Note 2
 General Partner - 621
 Partnership units
 authorized, issued and
 outstanding                                389,225                 264,097

  Limited partners - 11,811
 Partnership units authorized,
 issued and outstanding                   7,395,704               5,018,266
                                          7,784,929               5,282,363
Commitments and
 contingent liabilities -
  Notes 3 and 5                          $7,958,152               5,411,477


The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

STATEMENTS OF INCOME


                                             Year ended December 31,
                                    1998             1997            1996
Interest income              $        8,536     $   21,957       $    9,159
Other income                            100            -0-              -0-
                                      8,636         21,957            9,159
Expenses:
  Professional fees                  29,000         26,500           29,245
  Management fees - Note 3           99,815        133,770           88,387
  Other expenses                      3,548            794           11,272
  Amortization of costs
    of acquisition                   12,359         12,359           10,099
                                    144,722        173,423          139,003

Loss before equity in
 income of Local Limited
 Partnerships                      (136,086)      (151,466)        (129,844)
Equity in income of Local
 Limited Partnerships - Note 4    2,638,652      1,785,081        1,305,678

Net income                       $2,502,566     $1,633,615       $1,175,834
Allocation of net income:
  Net income allocated to
    General Partner              $  125,128     $   81,681       $   58,792
  Net income allocated to
    Limited Partners              2,377,438      1,551,934        1,117,042

                                 $2,502,566     $1,633,615       $1,175,834
Net financial reporting
  income per units:
  General partnership
  units (621 units
  outstanding allocated
  to General Partner)            $      201     $      131       $       95
  Limited partnership
  units (11,811 units
  outstanding allocated
  to Limited Partners)           $      201     $      131       $        95

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



S>
                                     General        Limited
                                     Partner        Partners        Total
Partners' capital
 at January 1, 1996               $  123,624      $2,349,290     $2,472,914

  Net income - 1996                   58,792       1,117,042      1,175,834

Partners' capital
 at December 31, 1996                182,416       3,466,332      3,648,748

  Net income - 1997                   81,681       1,551,934      1,633,615

Partners' capital
 at December 31, 1997                264,097       5,018,266      5,282,363

  Net income - 1998                  125,128       2,377,438      2,502,566

Partners' capital
 at December 31, 1998              $ 389,225      $7,395,704     $7,784,929

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

STATEMENTS OF CASH FLOWS


                                           Year ended December 31,
                                     1998            1997             1996

Net income                       $ 2,502,566     $ 1,633,615      $ 1,175,834
Adjustments to reconcile
 net income to net cash
used by operating activities:
 Increase in distribution
   receivable                        281,694        (441,237)             -0-
 Amortization of costs
  of acquisition                      12,359          12,359           10,099
 Equity in income
  of local limited
  partnerships                    (2,638,652)     (1,785,081)      (1,305,678)
 Increase (decrease)
  in management
 fee payable and
 accounts payable                     39,880          11,068           43,944
 Increase in due to
  affiliate                            4,294          25,322              -0-
                                  (2,300,425)     (2,177,569)      (1,251,635)
  Net cash used by
  operating activities               202,141        (543,954)         (75,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Current year
  distributions                    1,304,143         672,510          219,132
 Net advances repaid
  by (paid to) local
  limited partnerships              (344,376)       (378,938)          (1,754)
  Net cash provided by
   investing activities              959,767         293,572          217,378

NET INCREASE (DECREASE)
 IN CASH AND CASH EQUIVALENTS      1,161,908        (250,382)         141,577

CASH BALANCE AT BEGINNING
 OF YEAR                              21,310         271,692          130,115

CASH BALANCE AT END OF YEAR      $ 1,183,218      $   21,310     $    271,692

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

The Urban Improvement Fund Limited - 1973 prospectus, dated June 27,
1973, specified that the General Partner has approximately a five percent interest in profits, losses and special allocations, and the limited partners will share the remainder of the interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

 Investment in and Advances to Local Limited Partnerships

As of December 31, 1998, the Partnership has investments in seventeen active real estate limited partnerships (Local Limited Partnerships) which are accounted for on the equity method (Notes 4 and 5). The investment account represents the sum of the capital investments, advances and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition when the investment in a particular
Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

The Partnerships' equity in income of the Local Limited Partnerships is summarized as follows:

                                             For the Year Ended
                                                  December 31,
                                 1998                1997             1996
Net repayment from
 (advances to) Local
 Limited Partnerships
 with zero investments:       $   31,288        $   31,773       $   (17,400)

Distributions received
 from Local Limited
 Partnerships with zero
 investments:                  1,237,990           576,045           131,877

Income from Local
 Limited Partnerships
 with non-zero investments:    1,369,374         1,177,263         1,191,201

Equity in income of
 Local Limited
 Partnerships                 $2,638,652        $1,785,081        $1,305,678

Significant accounting policies followed by the Local Limited
Partnerships are summarized in Note 4.

 Taxes on Income

No provision for taxes on income has been recorded, since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

 Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at December 31, 1998 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange.
The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Note 1 - Organization and Accounting Policies - Continued

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

Note 2 - Reconciliation Between Net Income and Partners' Capital
         (Deficit) of the Partnership For Financial Reporting Purposes and
         Income Tax Purposes

A reconciliation of the Partnership's net income for financial reporting purposes and the Partnership's net income for income tax reporting purposes follows:


                                       For the Year Ended December 31,
                                 1998             1997               1996

Net income for financial
 reporting purposes           $2,502,566       $1,633,615         $1,175,834

Amortization of initial
 and rent-up fees and other
 costs of acquisition capital-
 ized for financial reporting
 purposes and previously
 deducted for income tax
 reporting purposes               12,359           12,359             10,099

Equity in income of
 Local Limited Partner-
ships for income tax
 reporting purposes in
 excess of that recognized
 under the equity method
 for financial reporting
 purposes.                      1,357,951       1,202,597          1,024,353

Other accrual adjustments          39,815          22,212             44,161

Net income as reported
 on the federal
 income tax return             $3,912,691      $2,870,783         $2,254,447

A reconciliation of the partners' capital for financial reporting purposes and the partners' capital (deficit) for income tax purposes follows:

Note 2 - Reconciliation Between Net Income and Partners' Capital
         (Deficit) of the Partnership For Financial Reporting Purposes and Income Tax Purposes - Continued

                                          Year Ended December 31,
                                  1998             1997              1996

Partners' capital for
 financial reporting
 purposes                     $  7,784,929     $  5,282,363      $ 3,648,748

Commissions and
 offering expenses
 capitalized for
 income tax purposes
 and charged to
 capital for
 financial reporting
 purposes                        1,250,836        1,250,836       1,250,836

Unamortized portion of
 initial and rent-up fees
 and other costs of
 acquisition capitalized
 for financial reporting
 purposes and prev-
 iously deducted for
 income tax reporting
 purposes                         (971,651)        (984,010)       (996,369)

Equity in cumulative
 losses of Local Limited
 Partnerships for income
 tax purposes, in excess
 of losses for financial
 reporting purposes             (11,089,252)     (12,447,203)   (13,655,264)

Other accrual adjustments           153,310          113,495         91,283

Partners' capital (deficit)
 as reported on the federal
 income tax return             $ (2.871.828)     $(6,784,519)    $(9,660,766)

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

Note 3 - Management of Urban Improvement Fund Limited - 1973

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770. (The fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000.) The Partnership recorded management fee expense of $99,815 during 1998, $133,770 during 1997, $88,387 during 1996. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

The General Partner of the partnership is a corporation which Paul H. Pfleger has a majority interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 1998, 1997 or 1996. In addition, as shown in the following table, PSI has become the General Partner in fourteen of the Local Limited Partnerships in which the Partnership has investments:

Note 3 - Management of Urban Improvement Fund Limited - 1973 -
         Continued

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

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

Investments in and advances to the Local Limited Partnerships, accounted for on the equity method, are as follows:

                                                Equity In
                            Capital              Income
                         Contributions          (Losses)           Subtotal
December 31, 1998:
Antonia Manor.           $    108,975        $    827,218       $     936,195
Brighton Gardens
 Apartments (Note 5)          370,000          (1,619,271)         (1,249,271)
First Bedford-Pine
 Apts., Ltd.                  275,485          (1,751,229)         (1,475,744)
Freedom Associates
 (Note 5)                     514,000          (2,376,859)         (1,862,859)

Glenn Arms
Associates                    223,877             (54,178)            169,699
Hedin Associates              (48,964)            234,109             185,145
Himbola Manor, Ltd.            42,919            (251,272)           (208,353)
Maria Manor                    93,975           1,041,082           1,135,057
Marlton Manor
 Associates                   142,783             912,919           1,055,702
Mystic Valley Towers
 Associates (Note 5)          370,948          (2,610,085)         (2,239,137)
OGO Associates
 of Los Arboles               (994,132)           994,132                 -0-
RAP-UP II B                    190,757           (637,930)           (447,173)
Sheridan Manor IV               99,363            (29,506)             69,857
Sheridan Manor X                59,595            (88,071)            (28,476)
The Alexander                  133,184          1,943,516           2,076,700
WOGO Associates
 of Carondelet                 267,549           (556,528)           (288,979)
WOGO Associates
 of Fresno                     549,531         (1,091,323)           (541,792)
W Street Associates.           305,500           (549,430)           (243,930)

Total                     $  2,705,345       $ (5,662,706)       $ (2,957,359)

                          Losses Not                    Costs of
                          Recorded                    Acquisition
                          (Note 1)       Advances       (Note 1)     Total
December 31, 1998:
Antonia Manor. .        $      -0-     $      -0-     $  13,529   $  949,724
Brighton Gardens
 Apartments (Note 5)     1,182,136            -0-        67,135          -0-
First Bedford-Pine
 Apts., Ltd.             1,418,002            -0-        57,742          -0-
Freedom Associates
 (Note 5)                1,746,424            -0-       116,435          -0-
Glenn Arms
Associates                     -0-         37,465        17,455      224,619
Hedin Associates               -0-            -0-        13,047      198,192
Himbola Manor, Ltd.        155,639            -0-        52,714          -0-
Maria Manor                    -0-            -0-        14,116     1,149,173
Marlton Manor
 Associates                    -0-            -0-        44,294     1,099,996
Mystic Valley Towers
 Associates (Note 5)     1,966,335            -0-       272,802           -0-
OGO Associates
 of Los Arboles                -0-            -0-           -0-           -0-
RAP-UP II B                417,137            -0-        30,036           -0-
Sheridan Manor IV              -0-        133,793        13,016       216,666
Sheridan Manor X               -0-         21,549        12,101         5,174
The Alexander                  -0-            -0-        35,961     2,112,661
WOGO Associates
 of Carondelet                 -0-        907,492        40,673       659,186
WOGO Associates
 of Fresno                 295,713        160,083        85,996           -0-
W Street Associates.        73,555        136,295        34,080           -0-

Total                   $7,254,941     $1,396,677    $  921,132    $6,615,391

Reconciliation to combined
statement of partners equity
 (deficit) Urban Improvement
 Fund Limited - 1973 capital
 contributions less equity in losses                     $(2,957,359)
Flexible subsidy contributed
 by HUD                                                    1,168,171
Urban Improvement
 Fund - 1973's share
 of combined equity of
 Local Limited Partnerships
 per the accompanying statement                          $(1,789,188)

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

                                                Equity In
                               Capital           Income
                            Contributions       (Losses)       Subtotal
December 31, 1997:
Antonia Manor              $    119,765      $    721,871     $    841,636
Brighton Gardens
 Apartments (Note 5)            370,000        (1,597,626)      (1,227,626)
First Bedford-Pine
 Apts., Ltd.                    275,485        (1,782,682)      (1,507,197)
Freedom
Associates (Note 5)             514,000        (2,487,176)      (1,973,176)
Glenn Arms
 Associate                      223,877          (184,889)          38,988
Hedin Associates                (20,710)          181,725          161,015
Himbola Manor, Ltd               42,919          (384,469)        (341,550)
Maria Manor                     104,365           726,577          830,942
Marlton Manor
 Associates                     142,783           667,313          810,096
Mystic Valley Towers
 Associates (Note 5)            516,588        (2,987,850)      (2,471,262)
OGO Associates
 of Los Arboles                  98,218          (231,221)        (133,003)
OGO Associates
 of Mountclef                  (343,088)          343,088              -0-
RAP-UP II B                     190,757          (787,780)        (597,023)
Sheridan Manor IV                99,363           (90,219)           9,144
Sheridan Manor X                 59,595          (124,073)         (64.478)
The Alexander                   149,903         1,501,778        1,651,681
WOGO Associates
 of Carondelet                  267,549          (557,968)        (290,419)
WOGO Associates
 of Fresno                      549,531        (1,218,502)        (668,971)
W Street Associates             305,500          (535,244)        (229,744)

Total                      $  3,666,400      $ (8,827,347)    $ (5,160,947)

                         Losses Not                   Costs of
                          Recorded                  Acquisition
                          (Note 1)     Advances       (Note 1)       Total
December 31, 1997:
Antonia Manor            $     -0-     $     -0-    $   14,496    $  856,132
Brighton Gardens
 Apartments (Note 5)     1,160,491           -0-        67,135           -0-
First Bedford-Pine
 Apts., Ltd.             1,449,455           -0-        57,742           -0-
Freedom
Associates (Note 5)      1,856,741           -0-       116,435           -0-
Glenn Arms
 Associates                    -0-        78,292        18,102       135,382
Hedin Associates               -0-           -0-        13,979       174,994
Himbola Manor, Ltd         288,836           -0-        52,714           -0-
Maria Manor                    -0-           -0-        15,124       846,066
Marlton Manor
 Associates                    -0-           -0-        47,458       857,554
Mystic Valley Towers
 Associates (Note 5)     2,198,460           -0-       272,802           -0-
OGO Associates
 of Los Arboles             99,495        11,689        21,819           -0-
OGO Associates
 of Mountclef                  -0-           -0-           -0-           -0-
RAP-UP II B                566,987           -0-        30,036           -0-
Sheridan Manor IV              -0-       119,703        13,830       142,677
Sheridan Manor X            30,828        21,549        12,101           -0-
The Alexander                  -0-           -0-        38,528     1,690,209
WOGO Associates
 of Carondelet                 -0-       493,402        42,933       245,916
WOGO Associates
 of Fresno                 390,892       192,083        85,996           -0-
W Street Associates         60,081       135,583        34,080           -0-

Total                   $8,102,266    $1,052,301    $  955,310    $4,948,930

Reconciliation to combined
 statement of partners equity (deficit)
 Urban Improvement Fund Limited - 1973 capital
  contributions less equity in losses                 $ (5,160,947)
Flexible subsidy contributed by HUD                      1,168,171
Urban Improvement Fund - 1973's share
  of combined equity of Local Limited
  Partnerships per the accompanying statement         $ (3,992,776)

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 1998 and 1997 and the related combined statements of income, partners' capital (deficit) and cash flows and selected footnote disclosures from the audited financial statements for the years ended December 31, 1998, 1997 and 1996 are summarized as follows:

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

                                         1998                     1997

Cash                                 $ 1,775,764              $ 1,418,561
Cash in escrow and
 other restricted funds                8,432,292                8,261,304
Accounts receivable                      635,586                  585,691
Notes receivable                             -0-                  235,000
Prepaid expenses                         212,545                  236,378
Other assets                             202,720                  173,010
                                      11,258,907               10,909,944
Property on the basis of cost:
  Land                                 3,085,398                3,170,114
  Buildings and improvements          61,650,270               59,518,971
                                      64,735,668               62,689,085
  Less:  accumulated depreciation    (41,761,689)             (40,789,787)
                                      22,973,979               21,899,298

                                    $ 34,232,886             $ 32,809,242

               Liabilities and Partners' Capital (Deficit)

Mortgage notes payable               $30,496,267             $ 32,076,435
Accounts payable and
 accrued expenses                      2,830,299                2,485,629
Advances from Urban
 Improvement Fund
 Limited - 1973                        1,396,677                1,052,301
Advances from general partners           227,948                  227,948
Notes payable                          2,590,930                2,381,134
Advances from and payable
 to affiliates                            23,425                   28,425
Tenants' security and
 other deposits                          344,503                  541,270
                                      37,910,049               38,793,142
Partners' capital (deficit)
 per accompanying
 statements                           (3,677,163)              (5,983,900)

                                     $34,232,886              $32,809,242

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF INCOME OF LOCAL LIMITED PARTNERSHIPS


                                             December 31,
                                 1998            1997              1996
Revenue:
  Net rental income         $16,677,495       $16,255,054       $16,257,311
  Financial                     943,900           929,657           189,824
  Other                         395,621           483,421           306,244
   Total Revenue             18,017,016        17,668,132        16,753,379
Expenses:
  Administrative              3,361,257         3,396,404         3,269,904
  Utilities                   2,498,739         2,343,109         2,382,845
  Operating                   3,974,421         4,299,664         4,070,141
  Taxes and insurance         1,783,978         1,874,438         1,963,446
   Total Operating
    Expenses                 11,618,395        11,913,615        11,686,336

Net Operating Income          6,398,621         5,754,517         5,067,043

Non-operating expenses:
  Financial expenses          1,800,576         1,874,465         1,238,098
  Depreciation                1,852,350         1,792,116         1,739,991
  Other expenses                278,666           255,766           288,325
                              3,931,592         3,922,347         3,266,414

Net income before gain
  on sale of property         2,467,029         1,832,170         1,800,629

Gain on sale of property      2,183,746           793,525               -0-

Net income                  $ 4,650,775       $ 2,625,695       $ 1,800,629

Amortization of capitalized interest amounted to $80,861 in 1998, 1997 and 1996.

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(DEFICIT) OF LOCAL LIMITED PARTNERSHIPS - CONTINUED

                       Urban
                    Improvement        Other
                    Fund Limited      Limited      General
                        1973          Partners     Partners         Total
Partners' capital
 (deficit) at
 January 1, 1996    $(7,013,044)   $  (997,645)   $(1,084,990)   $(9,095,679)

Cash distributions     (219,132)       (10,276)       (30,896)      (260,304)

Net income - 1996     1,692,434         20,986         87,209      1,800,629

Partners' capital
 (deficit) at
 December 31, 1996   (5,539,742)      (986,935)    (1,028,677)    (7,555,354)

Cash distributions     (672,510)       (12,886)      (368,845)    (1,054,241)

Net income - 1997     2,219,476         27,942        378,277      2,625,695

Partners' capital
 (deficit) at
 December 31, 1997   (3,992,776)      (971,879)    (1,019,245)    (5,983,900)

Cash distributions   (1,304,143)       (11,646)    (1,028,249)    (2,344,038)

Net income - 1998     3,507,731         36,611      1,106,433      4,650,775

Partners' capital
 (deficit) at
 December 31, 1998 $ (1,789,188)   $  (946,914)  $   (941,061)   $(3,677,163)

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

STATEMENT OF CASH FLOWS

                                             December 31,
                               1998              1997               1996

Net income                 $ 4,650,775       $ 2,625,695         $1,800,629
 Adjustments to
 reconcile net
 income to net
 cash provided
 by operating
 activities:
  Gain on sale              (3,874,391)       (2,057,392)              -0-
  Depreciation               1,852,350         1,792,116         1,739,991
  Decrease (increase)
  in escrows, restricted
  deposits and receivables,
  prepaid expenses and
  other assets                  37,950        (1,093,899)         (169,795)
  Increase (decrease)
  in accounts payable,
  accrued expenses,
  tenant security
 deposit liability
  and other liabilities        147,903           232,895          (212,088)
   Total adjustments        (1,836,188)       (1,126,280)        1,358,108
    Net cash provided
      by operating
      activities             2,814,587         1,499,415         3,158,737

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Capital expenditures      (1,852,350)       (1,792,116)       (1,660,621)
  Proceeds from
   sale of assets            2,800,000         1,059,839               -0-
  Net cash provided
   by investing
   activities                  947,650          (732,277)       (1,660,621)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Mortgage principal
    payments                (1,580,168)       (1,119,917)         (743,503)
  Distributions paid        (2,344,038)       (1,054,243)         (260,304)
  Advances from
   (repayments to)
   affiliates                  309,376           346,938            (3,274)
  Proceeds from
 issuance of
 notes payable                 209,796           914,510             3,734
 Net cash used
 by financing
 activities                 (3,405,034)         (912,712)       (1,003,347)

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                   357,203            (145,574)          494,769

CASH BALANCE
 AT BEGINNING
 OF YEAR                     1,418,561           1,564,135         1,069,366

CASH BALANCE
 AT END OF YEAR            $ 1,775,764          $1,418,561        $1,564,135


SUPPLEMENTAL INFORMATION
 REGARDING INTEREST
 PAYMENTS IS AS FOLLOWS:
  Interest paid, net
    of subsidy             $   749,758          $  999,360        $  990,930

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

A reconciliation between combined income for financial reporting purposes and the combined income for income tax purposes follows:

                                              December 31,
                                1998             1997                 1996
Combined net income
 for financial
  reporting purposes        $4,650,775        $2,625,695          $1,800,629

Equity in deductions
 taken by Local
 Limited Partnerships
 for tax purposes
 in excess of loss
 for financial
 reporting purposes            743,182           530,882            581,931

Accrual adjustments
 for financial
 reporting purposes             41,856           261,083            145,394

Combined income
 for income tax
 purposes                   $5,435,813        $3,417,660         $2,527,954

A reconciliation of combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax purposes follows:

                                            December 31,
                              1998              1997               1996
Combined partners'
 capital (deficit) for
 financial reporting
 purposes                 $(2,295,422)      $ (5,983,900)      $ (7,555,354)

Carrying costs during
 construction capitalized
 for financial reporting
 purposes, excess of
 depreciation for tax
 purposes and accrual
 adjustments for financial
 reporting purposes        (1,919,606)        (4,530,570)       (5,447,227)

Combined partners'
 capital (deficit) for
 income tax purposes
 as reported on
 the federal income
 tax returns             $ (4,215,028)      $(10,514,470)    $(13,002,581)

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

  Mortgage Notes Payable

The Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) and the Massachusetts
Housing Finance Agency (MHFA) totaling and $17,627,415 at December 31, 1998 ($9,156,610 by HUD and $8,470,805 by MHFA) and $32,076,435 at December 31,
1997 ($19,209,853 by HUD and $12,866,582 by MHFA). The mortgage notes payable are secured by deeds of trust on rental property and bear interest at rates from 6.9 percent to 8.5 percent per annum. The mortgages are payable in monthly installments of principal and interest aggregating approximately $264,000 over periods of forty years. HUD will make interest reduction payments on the mortgages of eight Local Limited Partnerships which have mortgages insured under Section 236 in amounts which will reduce the mortgage payments to those required for mortgages carrying a one percent interest rate. The scheduled principal reductions for the next five years are as follows:

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

                    Year Ended December 31,             Amount

                             1999                    $   827,803
                             2000                        887,998
                             2001                        953,766
                             2002                      1,023,441
                             2003                      1,097,854
                             Beyond                   12,836,553

                                                     $17,627,415

  National Housing Act Subsidies and Restrictions

Under terms of the regulatory agreement with HUD and MHFA, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by HUD. As of December 31, 1998, approximately $2,565,302 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

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

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

All of the Local Limited Partnerships have entered into rent supplement and/or
Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 1998, 1997 and 1996, the Local Limited Partnerships received approximately $6,909,425, $7,929,000 and $7,877,000, respectively, in rent supplement and Section 8 funds.

The notes payable represent residual receipts notes payable by several Local Limited Partnerships and flexible subsidy notes due to HUD. These residual receipts notes are payable to the former general partners upon sale of the property after a provision for income taxes resulting from the gain from such sales and the return of contributed capital and advances plus interest to the Partnership. The residual receipt notes payable totaled $1,297,454 at December 31, 1998 and 1997.

The flexible subsidy notes are for the repair of damage attributable to the Southern California earthquake of 1994. The balance payable was $1,293,476 at December 31, 1998 and $1,083,680 at December 31, 1997.

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

Note 5 - Sale of the Assets of Edgewood II Associates

The property of Edgewood II Associates was sold during 1984. The sales price of $8,270,146 was composed of a cash payment of $1,215,000, the assumption of the underlying mortgage of $4,855,146 and an installment payment of $2,200,000 that is due on December 31, 1999 along with accrued interest. Urban 73's share of the final installment is $1,650,000 with the balance due to the Local General Partner. Interest accrues at nine and one-half percent per annum and is payable on the anniversary date of the note to the extend of seventy five percent of the property's distributable cash flow. The gain on the sale of the real estate is recognized on the cost recovery method to first recognize the recovery of the asset value, then recognize the gain as the proceeds are received. For the years ended December 31, 1998, 1997 and 1996, the Partnership received and recorded as interest income of zero, $5,838 and zero, respectively.

Note 6 - Sale of the Assets of OGO of Mountclef Associates

The property of OGO Associates of Mountclef was sold during 1997 resulting in a gain of $793,525, Urban '73's share of the distribution from the sale was $351,256. In addition, Urban '73 received advance repayments of $57,105.

Note 7 - Sale of Assets of OGO of Los Arboles

The property of OGO Associates of Los Arboles was sold during 1998 resulting in a gain of $2,183,746. Urban '73's share of the distribution from the sale was $1,092,350. In addition, Urban 73 received advance repayments of $17,126.

Note 8 - Year 2000 Risk Assessment and Action Plan

The Partnership is aware of the current concerns throughout the business community of reliance upon computer software that does not properly recognize the year 2000 in date formats, often referred to as the "Year 2000 Problem." The Year 2000 Problem is the result of software being written using two digits rather than four digits to define the applicable year (i.e., "98" rather than "1998"). A failure by a business to properly identify and correct a Year 2000 Problem in its operations could result in system failures or miscalculations. In turn, this could result in disruptions of operations, including, among other things, a temporary inability to process transactions, or otherwise engage in routine business transactions on a day-to-day basis.

Operations of the Partnership are not dependent upon the successful operation on a daily basis of its computer software programs. The Partnership relies upon software purchased from third-party vendors rather than internally-generated software. In its analysis of software, and based upon its ongoing discussions with these vendors, a plan of action has been put in place by the Partnership to minimize its risk exposure to the Year 2000 Problem. The properties that the Partnership has invested in may be dependent upon the successful operation on a daily basis of its computer software programs. The Partnership has not been informed by any of these properties that they are not Year 2000 compliant.

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

Schedule IV

INDEBTEDNESS OF RELATED PARTIES

                                             December 31,
                          1998      Change       1997       Change     1996
Advances to (repayments
  from) Local Limited
  Partnerships:

 Antonia Manor          $  -0-      $   -0-     $   -0-    $  (222)   $   222
 Glenn Arms             37,465      (40,827)     78,292        -0-     78,292
 OGO of Los
  Arboles                  -0-      (11,689)     11,689    (12,759)    24,448
 OGO of Mountclef          -0-          -0-         -0-    (49,264)    49,264
 Sheridan Manor IV     133,793       14,090     119,703     11,605    108,098
 Sheridan Manor X       21,549          -0-      21,549     (1,750)    23,299
 WOGO of
  Carondelet           907,492      414,090     493,402    399,328     94,074
 WOGO of Fresno        160,083      (32,000)    192,083     32,000    160,083
 W-Street
  Associates           136,295          712     135,583        -0-    135,583

                    $1,396,677   $  344,376  $1,052,301  $ 378,938  $ 673,363

All advances are included in the balance sheet caption "Investments in and advances to Local Limited Partnerships accounted for on the equity method." See Note 4 to financial statements.

                                            December 31,
                         1998       Change      1997      Change      1996
Payable to affiliate:

 Management fee
  payable to
  General Partners     $141,973    $ 39,815   $102,158   $ 11,648   $ 90,510

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

Schedule XI

REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED
PARTNERSHIPS

December 31, 1998

                                                        Outstanding
                      Description                         Mortgage
Partnership/Location             No. of Units             Balance

Antonia Manor                   133 apartment
  San Francisco, CA              2 commercial           $ 1,089,540

Brighton Gardens Apts
  Brighton, MA                   62 apartment             1,243,593

First Bedford-Pine Apts
  Atlanta, GA                   134 apartment             1,566,062

Freedom Associates
  Baltimore, MD                 308 apartment             2,302,355

Glenn Arms Associates
  Washington, DC                 55 apartment               716,892

Hedin Associates                 48 apartment
  Washington, DC                 1 commercial               553,875

Himbola Manor
  LaFayette, LA                 136 apartment             1,429,085

Maria Manor                     119 apartment
  San Francisco, CA              1 commercial             1,128,290

Marlton Manor Assoc.            151 apartment
  San Francisco, CA              7 commercial             1,429,273

Mystic Valley Towers
  Medford, MA                   466 apartment            11,337,172

OGO Associates of
  Los Arboles
  Thousand Oaks, CA              43 apartment                   -0-

                                               Buildings
                                                  and
Partnership/Location          Land           Improvement(B)          Total

Antonia Manor              $  175,557          $ 3,016,630       $ 3,192,187

Brighton Gardens Apts
Brighton, MA                  322,929            1,830,882         2,153,811


First Bedford-Pine Apts
  Atlanta, GA                  43,491            2,414,932         2,458,423

Freedom Associates
  Baltimore, MD               298,637            3,995,723         4,294,360

Glenn Arms Associates
  Washington, DC              125,898            1,522,618         1,648,516

Hedin Associates
  Washington, DC               38,600            1,232,673         1,271,273

Himbola Manor
  LaFayette, LA               111,000            2,819,700         2,930,700

Maria Manor
  San Francisco, CA           285,140            2,603,642         2,888,782

Marlton Manor Assoc.
  San Francisco, CA           258,373            3,575,559         3,833,932

Mystic Valley Towers
  Medford, MA                 487,159           19,187,699        19,674,858

OGO Associates of
  Los Arboles
  Thousand Oaks, CA               -0-                  -0-               -0-

                                                                Depreciation
                                                                 in Latest
                                                                  Date of                                      Income
                       Accumulated    Completion of   Date       Statement
Partnership/Location   Depreciation   Construction   Acquired   is Computed

Antonia Manor         $ (1,645,575)       1974          1973      7-40 years

Brighton Gardens Apts
Brighton, MA            (1,479,104)       1975          1973      5-40 years

First Bedford-Pine Apts
  Atlanta, GA           (2,414,932)       1974          1973        25 years

Freedom Associates
  Baltimore, MD         (3,697,855)       1974          1973      7-25 years

Glenn Arms Associates
  Washington, DC        (1,026,322)       1975          1973      3-25 years

Hedin Associates
  Washington, DC          (691,941)       1974          1973      5-30 years

Himbola Manor
  LaFayette, LA         (2,126,510)       1974          1973      3-25 years

Maria Manor
  San Francisco, CA     (1,531,499)       1974          1973      5-40 years

Marlton Manor Assoc.
  San Francisco, CA     (1,742,761)       1974          1973      5-40 years

Mystic Valley Towers
  Medford, MA          (13,765,600)       1975          1973      5-40 years

OGO Associates of
  Los Arboles
  Thousand Oaks, CA            -0-        1974          1973      7-30 years

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)
Schedule XI - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED
PARTNERSHIPS
December 31, 1998

                                                         Outstanding
                   Description                             Mortgage
Partnership/Location          No. of Units                 Balance

RAP-UP II B                   51 apartment
  Roxbury, MA                 4 commercial                  798,895

Sheridan Manor IV
  Los Angeles, CA             48 apartment                  462,765

Sheridan Manor X
  Los Angeles, CA             30 apartment                  289,090


The Alexander                179 apartment
  San Francisco, CA           1 commercial                1,594,673

WOGO Associates of
  Carondelet
  Los Angeles, CA            124 apartment                1,148,645

WOGO Associates of Fresno    219 apartment
  Fresno, CA                 12 commercial                2,110,648

W-Street Associates
  Washington, D.C.           102 apartment                1,295,414

                                                        $30,496,267

                                               Buildings
                                                  and
Partnership/Location          Land          Improvement(B)         Total

RAP-UP II B
  Roxbury, MA                23,097            1,401,439          1,424,536

Sheridan Manor IV
  Los Angeles, CA            96,827              913,063          1,009,890

Sheridan Manor X
  Los Angeles, CA            16,105              572,855            588,960

The Alexander
  San Francisco, CA         195,999            4,252,271          4,448,270

WOGO Associates of
  Carondelet
  Los Angeles, CA           154,552            4,435,624          4,590,176

WOGO Associates of Fresno
  Fresno, CA                395,680            4,824,901          5,220,581

W-Street Associates
  Washington, D.C.           56,354            3,050,059          3,106,413

                         $3,085,398          $61,650,270        $64,735,668

                                                                 Depreciation
                                                                  in Latest
                                          Date of                   Income
                        Accumulated     Completion of    Date      Statement
Partnership/Location    Depreciation    Construction   Acquired   is Computed

RAP-UP II B
  Roxbury, MA            (1,118,382)         1974         1973     7-20 years

Sheridan Manor IV
  Los Angeles, CA          (733,805)         1975         1973     5-25 years

Sheridan Manor X
  Los Angeles, CA          (483,468)         1975         1973     7-25 years

The Alexander
  San Francisco, CA      (2,569,124)         1974         1973     5-30 years

WOGO Associates of
  Carondelet
  Los Angeles, CA        (1,602,263)         1974         1973     5-30 years

WOGO Associates of Fresno
  Fresno, CA             (3,132,173)         1974         1973     5-30 years

W-Street Associates
  Washington, D.C.       (2,000,375)         1975         1973     5-30 years

                       $(41,761,689)

                                     Building &      Total    Accumulated
                             Land    Improvement     Cost     Depreciation

Balance at
 January 1, 1997         $ 3,191,991  $57,045,930  $60,237,921  $39,340,633
  Additions during year          -0-    2,959,508    2,959,508    1,792,116
  Deletions during year      (21,877)    (486,467)    (508,344)    (342,962)

Balance at
 December 31, 1997         3,170,114   59,518,971   62,689,085   40,789,787
  Additions during year          -0-    3,363,170    3,363,170    1,852,350
  Deletions during year      (84,716)  (1,231,871)  (1,316,587)    (880,448)

Balance at
 December 31, 1998       $ 3,085,398  $61,650,270  $64,735,668  $41,761,689

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