Form 10-Q
period 1999-09-30
URBAN IMPROVEMENT FUND LTD 1973
filed 1999-12-07
CIK 102341

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

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



                                   ASSETS
[CAPTION]

                                 September 30,                December 31,
                                     1999                         1998

Cash                            $   344,244                   $ 1,183,218

Receivable                        2,689,110                           -0-

Distribution receivable             159,543                       159,543

Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity
 method                           6,770,898                     6,615,391

                                 $9,963,795                    $7,958,152


                             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                 $   26,621                    $   29,616
Distribution payable                  1,634                         1,634
Management fee payable              (25,185)                      141,973
                                      3,070                       173,223

Partners' Capital:
 General Partner - 621
 Partnership units
 authorized, issued and
 outstanding                        498,015                      389,225

 Limited Partners - 11,811
 Partnership units authorized,
 issued and outstanding           9,462,710                    7,395,704
                                  9,960,725                    7,784,929

Total Liabilities and
Partners' Capital               $ 9,963,795                  $ 7,958,152

Unaudited.  See accompanying notes.

                          CAPITALIZATION AND PARTNERS CAPITAL

                        URBAN IMPROVEMENT FUND LIMITED - 1973
                               (A Limited Partnership)


[CAPTION]

                                       September 30,             December 31,
                                           1999                     1998
General Partner Interest - 621
  Partnership units issued
  and outstanding                     $   621,316                $   621,316

Limited Partners' Interest - 11,811
  Partnership units issued and
  outstanding                          11,811,000                 11,811,000
                                       12,432,316                 12,432,316

Offering Expenses                      (1,250,836)                (1,250,836)

Distributions to partners              (1,448,178)                (1,448,178)

Accumulated loss through
 December 31, 1998                     (1,948,373)                (1,948,373)

Income for the nine-month period
 ended September 30, 1999               2,175,796                        -0-
                                          227,423                 (1,948,373)

Partners' Capital at End of Period    $ 9,960,725               $  7,784,929


Unaudited.  See accompanying notes.

                                   STATEMENTS OF INCOME

                            URBAN IMPROVEMENT FUND LIMITED - 1973
                                     (A Limited Partnership)

                        For the Three-Month             For the Nine-month
                           Period Ended                    Period Ended
                           September 30,                   September 30,
                        1999            1998            1999          1998

Revenues              $   3,695      $   1,089        $ 15,093      $   8,971

Cost and expenses:

 Professional fees        7,500          5,750          22,500         19,000

 Management fee          15,000         15,000          45,000         45,000

 Other expense            6,906            436          14,124          2,704

 Amortization             2,322          3,091           8,912          9,273
                         31,728         24,277          90,536         75,977

Loss before equity
 in income of Local
 Limited Partnerships   (28,033)       (23,188)        (75,443)       (67,006)

Equity in income
 of Local Limited
 Partnerships         1,572,429        332,406       2,251,239      1,027,925

Net income           $1,544,396      $ 309,218      $2,175,796      $ 960,919

Allocation of net income:

Net income allocated
 to General Partner  $   77,220      $  15,461      $  108,790      $  48,046

Net income allocated
 to Limited Partners  1,467,176        293,757       2,067,006        912,873

                     $1,544,396      $ 309,218      $2,175,796      $ 960,919

Net income allocated
 to Limited Partners
 per Limited Partner-
 ship Unit (11,811
 units outstanding
 at September 30,
 1999 and 1998)      $      124       $      25     $      175      $      77


Unaudited.  See accompanying notes.

                              STATEMENTS OF CASH FLOWS

                        URBAN IMPROVEMENT FUND LIMITED - 1973
                                (A Limited Partnership)

                               For the Three-Month       For the Nine-month
                                  Period Ended              Period Ended
                                  September 30,             September 30,
                               1999         1998         1999          1998
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net income                 $ 1,544,396   $309,218     $2,175,796   $ 960,919
 Adjustments to reconcile
  net income to net cash
  used by operating
  activities:
   Amortization                   2,322      3,091          8,912       9,273
   Equity in income of
   local limited part-
   nerships                  (1,572,429)  (332,406)    (2,251,239) (1,027,925)
   Increase in receivable    (2,689,110)       -0-     (2,689,110)        -0-
   Decrease in distribution
    receivable                      -0-        -0-            -0-     441,237
   Increase (decrease) in
    accounts payable, manage-
    ment fees payable and pay-
    able to affiliates           (98,098)   (17,396)     (170,153)    (19,054)
       Total adjustments      (4,357,315)  (346,711)   (5,101,590)   (596,469)
          Net cash used
           by operating
           activities         (2,812,919)   (37,493)   (2,925,794)    364,450

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Current period
   distributions               1,173,321     49,434     1,223,985      66,153
  Net advances paid
   by (repaid from)
   local limited
   partnerships                1,411,659   (366,505)      862,835    (353,925)
     Net cash provided
      by investing
      activities               2,584,980   (317,071)    2,086,820    (287,772)

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                    (227,939)  (354,564)     (838,974)     76,678

CASH BALANCE AT BEGINNING
 OF PERIOD                       572,183    452,552     1,183,218      21,310

CASH BALANCE AT END OF
 PERIOD                      $   344,244  $  97,988    $  344,244  $   97,988


Unaudited.  See accompanying notes.

                     NOTES TO SUMMARIZE FINANCIAL INFORMATION
                                September 30, 1999

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

Note 3 - Management of Urban Improvement Fund Limited - 1973 - Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership will also pay the General Partner a liquidation fee for the sale of projects.

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

             Sheridan Manor IV                               March 1975

             Sheridan Manor X                                March 1975

             The Alexander                                   April 1975

             WOGO Associates of Carondelet                   August 1976

             WOGO Associates of Fresno                       August 1976

             W Street Associates                             December 1977

Note 4 - Investments in Local Limited Partnerships - As of September 30, 1999, the Partnership has investments in fourteen active real estate Limited Partner-ships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership.

    The investments in Local Limited Partnerships are comprised of:

                                 September 30, 1999      December 31, 1998

Capital contributions               $ 6,292,243              $ 6,445,579
Distributions                        (3,816,751)              (3,740,234)
Equity in losses                      2,849,343                1,592,237
Advances                                533,843                1,396,677
Unamortized costs of acquisitions       912,220                  921,132
                                    $ 6,770,898              $ 6,615,391

                 Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.

The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term investments. Revenue resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partners for cash flow. The Partner-ship advanced funds to selected partnerships in prior years. The General Partner does not believe these net advances will significantly affect the operations of the Partnership.

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $45,000 for the nine months ended September 30, 1999.

The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for September 30, 1999 and 1998, is summarized as follows:

                                For the Three-Month       For the Nine-month
                                   Period Ended              Period Ended
                                   September 30,             September 30,
                                1999        1998          1999          1998
Distribution received from
  partnerships with zero
  investment:
   Himbola Manor            $   95,869   $    -0-     $   95,869      $   -0-
   Sheridan IV                 345,138        -0-        345,138          -0-
   Sheridan X                  339,053        -0-        339,053          -0-
                               780,060        -0-        780,060          -0-

Repayment from (advances to)
 partnerships with zero
 investment
  OGO Associates of Los
   Arboles                         -0-      (1,500)          -0-       (5,437)
  Sheridan Manor IV            147,823         -0-       147,823          -0-
  Sheridan Manor X              28,887         -0-        28,887          -0-
  WOGO Associates of
   Carondelet                  366,641         -0-       366,641          -0-
  WOGO Fresno                      -0-         -0-           -0-       32,000
  W Street                     (73,555)        -0-       (73,555)        (356)
                               469,796      (1,500)      469,796       26,207

Income from investments
 with non-zero investment:
  The Alexander                110,434     107,871       331,302      323,612
  Antonia Manor                 26,337      60,521        79,011      181,563
  Glenn Arms                    32,678      31,512        98,034       94,536
  Hedin Associates              13,096      12,662        39,288       37,986
  Maria Manor                   78,626      66,247       235,878      198,741
  Marlton Manor, Ltd.           61,402      44,387       184,206      133,161
  Sheridan IV                      -0-       8,904        30,356       26,712
  Sheridan X                       -0-         -0-         2,588          -0-
  WOGO Associates of Carondelet    -0-       1,802           720        5,406
                               322,573     333,906     1,001,383    1,001,718

                            $1,572,429  $  332,406    $2,251,239   $1,027,925

On August 27, 1999, Sheridan Manor IV, Sheridan Manor X and WOGO Associates of Carondelet sold their real estate. The Partnership's share of the proceeds was approximately $2,530,000 which included repayment of advances of $1,611,658.

                                PART II - OTHER INFORMATION

Items 1 through 5 not applicable

Item 6 Exhibits and Reports on Form 8-K
       a) None

       b) The registrant has not filed a report on Form 8-K during the quarter ending September 30, 1999.

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



                                   URBAN IMPROVEMENT FUND LIMITED - 1973
                                              (Registrant)
                              By:  Interfinancial Real Estate Management
                                   Company, General Partner



Date  December 7, 1999                        Michael Fulbright
                                                 (Signature)
                                    By:  Michael Fulbright, Secretary


Date  December 7, 1999                          John M. Orehek
                                                 (Signature)
                                 By:  John M. Orehek, Senior Vice President