Form 10-K
period 1999-12-31
URBAN IMPROVEMENT FUND LTD 1973
filed 2000-09-27
CIK 102341

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  Yes X      No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1999: No established market value.

                                    PART I
Item 1.  Business
     (a) General Development of Business   Urban Improvement Fund - 1973,
a California limited partnership (the "Registrant"), was formed in 1973 for the purpose of investing, through local real estate limited partnerships (LLP's), in federally and state-assisted low and moderate income housing projects. Units of Limited Partnership Interest were sold in a public offering to investors who require tax shelter for income from other sources. The Registrant acquired equity interests as a limited partner in twenty-six
(26) such projects. Six of these projects were sold through trustee's sales (foreclosures). Edgewood II Associates' property was sold through a resyndi-cation in 1984. The Edgewood II Associates partnership is still in existence with a note receivable for the sales proceeds of the property. Ogo Associates of Mountclef was sold during 1997 and OGO Associates of Los Arboles was sold during 1998. During 1999, Mystic Valley Associates, Sheridan Manor IV, Sheridan Manor X and WOGO Associates of Carondelet were sold. The remaining thirteen (13) properties are described in Item 2 hereof.

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

     (d) Financial information about foreign and domestic operations and export sales. The Registrant's income is entirely dependent upon distributions received from the limited partnerships in which it is a limited partner. An investment in a government-assisted housing is subject to significant regula-tions. These regulations limit, among other things, the amount of return allowed on the initial equity investment, the manner in which such properties may be sold, and the persons to whom such properties may be sold. In 1987, fearing the loss of affordable housing units, Congress passed emergency legis-lation which prohibited prepayment of all FHA insured Section 236 or Section 221(d)(3) mortgages. Congress passed additional legislation in 1990 known as LIHPRHA (the Low Income Housing Preservation and Resident Homeownership Act). However, by 1995, Congress had determined the program was too expensive to continue. In March 1996, Congress changed the compensation program, severely limited funding, and restored the property owners' right to prepay the FHA mortgages and change the use of the properties under legislation known as the Housing Opportunity Program Extension Act of 1996. The General Partner of the Partnership has initiated steps to ensure that the Local Limited Partnerships comply with the provisions of LIHPRHA and subsequent legislation. See finan-cial information in Item 6, Selected Financial Data, in this report.

Item 2.  Properties.

     The Registrant owns equity interests as a Limited Partner in the following real estate projects as of December 31, 1999:

                                                  No. of Units     1999
                                                  Residential/   Percent of
    Project Name                Type               Commercial    Occupancy

Antonia Manor
San Francisco, CA          221(d)(3) Rehab.          133/2           97%

Brighton Gardens
Brighton, MA               MHFA New*                    62           99%

First Bedford
 Pines Apts. I
Atlanta, Georgia           236 Rehab.                  134           98%

Freedom Associates
Baltimore, MD              236 Rehab.                  308           97%

Glenn Arms
  Associates
Washington, D.C.           236 Rehab.                   55           99%

Hedin Associates
Washington, D.C.           236 Rehab.                 48/2           92%

Himbola Manor
  Associates
Lafayette, LA              221(d)(3) New               136           99%

Maria Manor
  Associates
San Francisco, CA          221(d)(3) Rehab.          119/1           98%

Marlton Manor
  Associates
San Francisco, CA         221(d)(3) Rehab.           151/7           98%

RAP-UP II B
Roxbury, MA               236 Rehab.                  51/4           98%

The Alexander
San Francisco, CA         221(d)(3) Rehab.            179/1          98%

Wogo Associates of
  Fresno (Hotel
  California)
Fresno, CA                221(d)(3) Rehab.            219/12         71%

                                                   No. of Units      1999
                                                   Residential/    Percent of
  Project Name                     Type            Commercial      Occupancy

W Street Associates
  (Capital Manor)
Washington, D.C.                236 Rehab.            102             90%

The real estate projects owned by the registrant were sold during 1999:

Mystic Valley
  Associates
Medford, MA                     MHFA New*             466             97%

Sheridan Manor X
Los Angeles, CA                 236 Rehab.             30             99%

Sheridan Manor IV
Los Angeles, CA                 236 Rehab.             48             95%

Wogo Associates of
  Carondelet (WOGO II)
Los Angeles, CA                 236 Rehab.            124             98%

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

                             Number of Units                      Type
                                   132                           Studio
                                    47                           1 Bedroom
                                     1                           Commercial

WOGO ASSOCIATES OF FRESNO (HOTEL CALIFORNIA) consists of 219 resi-dential units and 12 commercial units located in downtown Fresno, California. The structure is an eight-story rehabilitated brick and masonry building.

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

                             Number of Units                      Type
                                    187                          1 Bedroom
                                    279                          2 Bedroom

The property of Mystic Valley Towers Associates was sold during 1999 resulting in a gain of $8,015,602. Urban 73's share of the distribution from the sales was $2,437,555.

SHERIDAN MANOR IV consists of 48 residential units located in the south central
section of Los Angeles, California.    The project consists of ten one and two-
story rehabilitated buildings of wood and stucco construction.

                           Number of Units                      Type
                                 18                           Efficiency
                                 27                           1 Bedroom
                                  3                           2 Bedroom

The property of Sheridan Manor IV was sold during 1999 resulting in a gain of $530,657. Urban '73's share of the distribution from the sale was $605,782. In addition, Urban '73 received advance repayments of $133,793.

SHERIDAN MANOR X consists of 30 residential units located in the south central section of Los Angeles, California. The project consists of a three-story rehabilitated structure with a wood and stucco exterior.

                              Number of Units                      Type
                                     30                          Efficiency

The property of Sheridan Manor X was sold during 1999 resulting in a gain of $404,556. Urban '73's share of the distribution from the sale was $348,995. In addition, Urban '73 received advance repayments of $21,549.

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

                             Number of Units                      Type
                                    94                         Efficiency
                                    30                         1 Bedroom

The property of WOGO Associates of Carondelet was sold during 1999 resulting in a gain of $380,048. Urban '73's share of the distribution from the sale was $102,925. In addition, Urban '73 received advance repayments of $907,492.

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

                             Number of Units                      Type
                                    25                          2 Bedroom
                                    18                          3 Bedroom

The property of OGO Associates of Los Arboles was sold during 1998 resulting in a gain of $2,183,746. Urban '73's share of the distribution from the sale was $1,092,350. In addition, Urban 73 received advance repayments of $11,689.

EDGEWOOD II ASSOCIATES consists of 258 residential units located in the northeast area of Washington, D.C. The project consists of a new eleven-story building.

                             Number of Units                      Type
                                   196                          1 Bedroom
                                    62                          2 Bedroom

The property of Edgewood II Associates was sold during 1984. The sales price of $8,270,146 was composed of a cash payment of $1,215,000, the assump-tion of the underlying mortgage of $4,855,146 and an installment payment of $2,200,000 that is due on December 31, 1999 along with accrued interest.
The purchaser is negotiating an extension of the note payment. Urban 73's share of the final installment is $1,650,000 with the balance due to the Local General Partner.

Interest accrues at nine and one-half percent per annum and is payable on the anniversary date of the note to the extent of seventy-five percent of the property's distributable cash flow, as defined.

Item 3.  Legal Proceedings.
There are no material legal proceedings pending, at this time, other than ordinary routine litigation incidental to the Partnership's business, includ-ing the Local Limited Partnerships in which the Partnership is a Limited Partner.

Item 4.  Submission of Matters to a Vote of Security Holders.
No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                      PART II

Item 5. Market for the Registrant's Securities and Related Security Holder Matters.
    (a) Market Information - There is not a ready market for the transfer of limited partnership interests. Limited partnership interests may be trans-ferred between individuals with the consent of the General Partner.

  (b)  Holders

  Title of            Name & Address of       Amount and Nature of   % of
   Class              Beneficial Owner       Beneficial Ownership   Class

General Partner      Interfinancial Real            621 Units        100%
   Interest          Estate Management Co.          ($621,316)
                     1201 Third Avenue, Suite 5400
                     Seattle, Washington 98101-3076

Limited Partner      Robert C. Johnson, Jr.        800 Units          6.773%
  Interest           Lubbock, Texas                ($800,000)

                     667 Other Limited Partners    11,011 Units
                                                   ($11,011,000)     93.227%

                                                                     100%

The Registrant has no officers or directors. Interfinancial Real Estate Management Company, the General Partner of the Registrant, is a corporation.

(c)   Dividends   No distributions were paid during 1995, 1996, 1997, 1998
or 1999.

Item 6.  Selected Financial Data
These statements do not include all disclosures required under generally accepted accounting principles; however, when read in conjunction with the related financial statements and notes thereto included under Item 8, the statements include all generally accepted accounting principles disclosures for the last three years.

                                    Year Ended December 31,
                     1999       1998         1997         1996         1995

Interest income  $   35,871   $   8,536   $   21,957  $   9,159     $  19,449
Other income         29,068         100          -0-        -0-           -0-
                     64,939       8,636       21,957      9,159        19,449

Operating expenses:
 Professional fees   35,790      29,000       26,500     29,245        27,849
 Management fees     60,000      99,815      133,770     88,387        92,017
 Liquidation fees   379,403         -0-          -0-        -0-           -0-
 Other expenses      23,936       3,548          794     11,272         2,318
 Amortization
  of costs of
 acquisition          9,285      12,359       12,359     10,099         9,452
                    508,414     144,722      173,423    139,003       131,636
Loss before
 equity in
 income of
 Local Limited
 Partnerships      (443,475)   (136,086)    (151,466)  (129,844)     (112,187)

Equity in
 income Local
 Limited
 Partnerships     5,481,819   2,638,652    1,785,081  1,305,678     1,190,208

Net income       $5,038,344  $2,502,566   $1,633,615 $1,175,834    $1,078,021

Allocation of
 net income:
 Net income
 allocated
 to General
 Partner            251,917     125,128       81,681     58,792        53,901

 Net income
 allocated
 to Limited
 Partners         4,786,427   2,377,438    1,551,934  1,117,042     1,024,120

                 $5,038,344  $2,502,566   $1,633,615 $1,175,834    $1,078,021

Net financial
 reporting income
 per units:
 General
 partnership
 units (621
 units
 outstanding
 allocated to
 General
 Partner)        $      405 $      201    $      131  $       95   $       87
 Limited
 Partnership
 units (11,811
 units outstand-
 ing allocated
 to Limited
 Partners)       $      405  $      201   $      131  $       95   $       87

Total assets     $9,009,161  $7,958,152   $5,442,066  $3,741,448   $2,521,670

Long-term
 obligations     $      -0-  $      -0-   $      -0-  $      -0-   $      -0-

 Distributions   $4,015,046  $      -0-   $      -0-  $      -0-   $      -0-

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
The Partnership has followed the practice of investing available funds, not used in the purchase of properties or in operations, into short-term invest-ments. Interest income resulted from such short-term investments. The Part-nership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partnerships for cash flow. As shown in the table below, the Partnership has received distributions in recent years (in-cluding interest payments from the sale of Edgewood II). This trend is expected to continue. The Partnership has advanced funds and received repay-ments of such advances from selected partnerships. The General Partner does not believe these net advances will significantly affect the operations of the Partnership.

<CAPTION
                        1999        1998        1997       1996       1995
Urban's share
of distribution      $3,641,790  $1,304,143  $ 672,510   $219,132   $172,610

Advances (made
to) repaid by
Local Limited
Partnerships         $  835,802  $ (344,376) $(378,938)  $(1,754)   $   762

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $60,000, $99,815, $133,770, $88,387 and $92,017 during 1999,
1998, 1997, 1996 and 1995, respectively. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the pro-ject(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. Liquidation fees of $379,403 were paid during 1999 from the sale of properties.

Other operating expenses have maintained a consistent level.

At December 31, 1999, the Partnership had investments in thirteen active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. The equity in income of Local Limited Partnerships resulted from either Local Limited Partnerships, whose investments have not been reduced to zero, report-ing income from operations or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. dditional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses. The real estate of Mystic Valley Associates, Sheridan Manor IV, Sheridan Manor X, and WOGO Associates of Carondelet was sold during 1999. The real estate of OGO of Mountclef Associ-ates was sold during 1997 and the real estate of OGO of Los Arboles was sold during 1998. The real estate of Edgewood II Associates was sold during 1984. The Partnership holds a note receivable that accrues interest from the sale of Edgewood II Associates.

The components of the Partnerships' equity in net income of the Local Limited Partnerships for 1999, 1998 and 1997 is summarized as follows:

                                          For the Year Ended
                                              December 31,
                               1999                 1998               1997
Net repayment from
 (advances to)
 Local Limited
 Partnerships with
 zero investments:
  Los Arboles              $      -0-        $      -0-            $  12,759
  Sheridan X                      -0-               -0-                1,750
  Mountclef                       -0-               -0-               49,264
  WOGO of Fresno                 (800)           32,000              (32,000)
  W Street Associates        (200,000)             (712)                 -0-

Distributions received
 from Partnerships
 with zero investments:
  Himbola Manor                95,869               -0-                  -0-
  Mystic Valley             2,437,555           145,640              163,727
  Sheridan X                  365,369               -0-               23,488
  Los Arboles                     -0-         1,092,350                4,698
  Mountclef                       -0-               -0-              384,132
  Sheridan IV                 522,909               -0-                  -0-
  WOGO of Carondelet          351,231               -0-                  -0-

Income (loss) from
 Partnerships
 with non-zero
 investments:
  Alexander                   716,099           441,737              431,482
  Antonia Manor               233,915           105,348              242,085
  Hedin House                  24,749            52,384               50,647
  Los Arboles                     -0-            11,756                  -0-
  Maria Manor                 380,382           314,505              264,988
  Marlton Manor               411,502           245,606              177,547
  Sheridan X                      -0-             5,174                  -0-
  Sheridan IV                     -0-            60,713               35,617
  Glenn Arms                  143,039           130,711              126,049
  WOGO of Carondelet              -0-             1,440             (151,152)

Equity in income
 (loss) of Local
 Limited Partnerships      $5,481,819        $2,638,652            $1,785,081

Interest received from
 Edgewood II included
 in interest income:       $      -0-        $      -0-            $    5,838

The actual combined losses of Local Limited Partnerships will generally decrease as depreciation and interest decreases and the Partnerships achieve stable operations. The distributions to the Partnership from Local Limited Partnerships are the result of the profitable operations of these Partnerships.

Liquidity
The Partnership is dependent upon distributions from its investments in Local Limited Partnership for cash flow. The Partnership may not be able to generate sufficient cash flow from operations or from distributions from its interests in Local Limited Partnerships to pay future obligations as they become due without additional financing or advances from the General Partner. The General Partner is under no obligation to advance additional funds to the Partnership. The General Partner, however, anticipates it will receive adequate distribu-tions from the Local Limited Partnerships to maintain operations.

Capital Resources
The General Partner believes that situations may arise where it would be advantageous to the Partnership to exchange properties in a tax-free trans-action. The Partnership's basis in its properties has been reduced through depreciation deductions and other losses to levels substantially below the amount of debt secured by the properties. Additionally, the rental properties owned and operated by the Local Limited Partnerships have typically computed depreciation for financial reporting purposes using the straight-line method over the estimated economic useful life of the property. For income tax reporting purposes, depreciation generally has been computed over the same or shorter periods using accelerated methods. As a result, the carrying values of the Partnership's investments in Local Limited Partnerships are substan-tially greater for financial reporting purposes than for income tax reporting purposes. Upon sale or other disposition of a property by the Local Limited Partnership, the gain recognized by the Partnership for income tax reporting purposes may be substantially greater than the gain recorded for financial reporting purposes. Accordingly, if the properties are sold, the Partners may recognize taxable gain in excess of the cash available for distribution. If sale proceeds are reinvested in a manner which permits the original sale to be treated as a likekind exchange, the Partners can defer this gain until the new property is sold. Additionally, the Partnership will receive the benefit of any cash flow or appreciation in value of the new property. If reinvestments were made, it is likely that the acquired properties would be conventional, multifamily residential projects.

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

                     Name            Age              Office
                Paul H. Pfleger       64      Director/President
                John M. Orehek        45      Director/Senior Vice President

 (b) The General Partner of the Registrant is Interfinancial Real Estate Man-agement Company. The Registrant does not have executive officers as such.
The following is a listing of the executive officers of the General Partner of the Registrant. These executive officers are elected to serve one-year terms and will continue to serve until their successors are duly elected and quali-fied as executive officers.

                    Name                Age                 Office
               Paul H. Pfleger          64           Chairman of the Board
               John M. Orehek           45           Senior Vice President
               Michael Fulbright        45           Secretary

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

Mr. Pfleger is the General Partner in more than 280 properties with approxi-mately 38,000 housing units throughout the United States.

John M. Orehek, Senior Vice President. Mr. Orehek is the Chief Executive Officer and President of Security Properties Investment Inc. From 1982 to 1987, he was employed by Security Properties Inc. (SPI) as President of First Columbia Corporation, its affiliated broker/dealer, and Senior Vice President of SPI. From 1987 to 1991, when he rejoined SPI, he was President of Hallmark Capital Partners, Ltd., a Seattle real estate development corporation. From 1979 to 1982 he was a member of the tax department in the Cleveland, Ohio and Seattle, Washington offices of Arthur Andersen & Co., Certified Public Account-ants. He received a B.S. degree in Economics from Allegheny College, Mead-ville, Pennsylvania and a law degree from Case Western Reserve University School of Law. Mr. Orehek was first elected a director of the General Partner, Interfinancial Real Estate Management Company, during 1992.

Michael Fulbright, Secretary. Mr. Fulbright is General Counsel for Security Properties Inc. (SPI). He joined the Company in 1989 as Special Counsel responsible for new development activities and sales and financing transactions in the syndication portfolio. Prior to joining SPI, he was a partner at Tousley Brain, a Seattle law firm that specializes in commercial real estate matters. His practice there included representation of lenders, institutional investors and commercial developers. He received a Masters of Business Admini-stration degree from Texas A&M and a law degree from the University of Washing-ton. He is a member of the Washington State Bar Association. Mr. Fulbright was first elected an officer of the General Partner, Interfinancial Real Estate Management Company, during 1994.

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

           Balance Sheets at December 31, 1999 and 1998.

           Statements of Income for the years ended December 31, 1999, 1998 and 1997.

           Statements of Changes in Partners' Capital for the years ended December 31, 1999, 1998 and 1997.

           Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

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

                  FINANCIAL STATEMENTS OF UNCONSOLIDATED
               SUBSIDIARIES FIFTY PERCENT OWNED PERSONS OR
                       OTHER UNCONSOLIDATED PERSONS
                    ACCOUNTED FOR ON THE EQUITY METHOD

       Separate financial statements of the seventeen limited partnerships accounted for on the equity method have been omitted because combined financial statements are included in Note 4 to the financial statements.

(a) 3.   Exhibits

           1.A. Form of proposed Selling Brokers' Agreement, incorporated by reference from Registration
                 Statement on Form S-11 filed March 1973.

           3.A.  Amended Certificate and Agreement of Limited
                 Partnership, incorporated by reference from
                 Registration Statement on Form S-11 filed
                 March 1973.

           3.B.  Amendment to Certificate of Limited
                 Partnership, incorporated by reference from
                 Registration Statement on Form S-11 filed
                 March 1973.

           3.C.  Amendment to Certificate of Limited
                 Partnership. Incorporated by reference from proxy statement filed September 18, 1991.

           4.A. Subscription agreement for use prior to effective date of Registration Statement, incorporated by reference from Registration Statement on Form S-11 filed March 1973.

           4.B. Application form to subscribe for Units, incorporated by reference from Registration
                 Statement on Form S-11 filed March 1973.

           5.A. Opinion and Consent of Counsel, incorporated by reference from Registration Statement on Form
                 S-11 filed March 1973.

           8.A.  Opinion and Consent of Tax Counsel,
                 incorporated by reference from Registration
                 Statement on Form S-11 filed March 1973.

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

   (REGISTRANT)  URBAN IMPROVEMENT FUND LIMITED - 1973
                 BY:  INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY




Date:  September 26, 2000     By:            Paul H. Pfleger
                              Paul H. Pfleger
                              President
                              Interfinancial Real Estate Management Company





Date:  September 26, 2000     By:             John M. Orehek
                              John M. Orehek
                              Senior Vice President
                              Interfinancial Real Estate Management Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By:        Paul H. Pfleger                        September 26, 2000
    Paul H. Pfleger, Director                             Date
    Interfinancial Real Estate Management
      Company




By:        John M. Orehek                         September 26, 2000
    John M. Orehek, Director                              Date
    Interfinancial Real Estate Management
      Company.

                     URBAN IMPROVEMENT FUND LIMITED - 1973
                              SEATTLE, WASHINGTON

                            ANNUAL REPORT ON FORM 10-K
                  ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)
                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                        LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED December 31, 1999

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)
Form 10-K   Items 14(a)(1) and (2)
Form 10-K   Item 14(d)


INDEX TO FINANCIAL STATEMENTS


The following financial statements of Urban Improvement Fund Limited - 1973 are included in Item 8, Item 14(a)(1)

    Independent auditors' report. . . . . . . . . . . . . . . . . . . . . F-3

    Balance sheets at December 31, 1999 and 1998 . . . . . . . . . .      F-4

    Statements of income
       for the years ended December 31, 1999, 1998 and 1997. . . . .       F-5

    Statements of changes in partners' capital
       for the years ended December 31, 1999, 1998 and 1997. . . .  .      F-6

    Statements of cash flows
       for the years ended December 31, 1999, 1998 and 1997. . . . .       F-7

    Notes to financial statements. . . . . . . . . . . . . . . . . .       F-8


The following financial statement schedules of Urban Improvement Fund Limited - 1973 are included in Item 14(a)(2) and 14(d):

    IV.  Indebtedness of and to Related Parties. . . . . . . . . .       F-26

    XI.  Real Estate and Accumulated Depreciation of
           Local Limited Partnerships. . . . . . . . . . . . . . .       F-27

All other schedules are omitted because they are not applicable or required information is shown in the financial statements or notes thereto.

            FINANCIAL STATEMENTS OF UNCONSOLIDATED SUBSIDIARIES
           FIFTY PERCENT OWNED PERSONS OR OTHER UNCONSOLIDATED
                PERSONS ACCOUNTED FOR ON THE EQUITY METHOD

Separate financial statements of the seventeen limited partnerships accounted for on the equity method have been omitted because combined financial state-ments are included in Note 4 to the financial statements.

                            INDEPENDENT AUDITORS' REPORT


To The Partners
Urban Improvement Fund Limited - 1973

We have audited the accompanying balance sheets of Urban Improvement
Fund Limited - 1973 (a Limited Partnership), as of December 31, 1999 and 1998, and the related statements of income, changes in partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997, and the related schedules listed in Item 14(a)(2) of the annual report on Form 10-K of Urban
Improvement Fund Limited   1973 for the years ended December 31, 1999, 1998
and 1997. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of
four of Urban Improvement Fund Limited   1973's investments in local limited
partnerships whose combined financial statements are included in Note 4.
These statements were audited by other auditors whose reports have been furnished to us, and our opinion, to the extent it relates to the amounts included for these local limited partnership investments, is based solely on the reports of the other auditors. Urban Improvement Fund Limited - 1973's investment in these Partnerships were reduced to zero at December 31, 1999 and 1998.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited - 1973 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the report of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required therein.





Atlanta, Georgia
August 2, 2000

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

BALANCE SHEETS



                                        ASSETS

                                                December 31,
                                       1999                      1998

Cash and cash equivalents            $1,179,729                $1,183,218

Distribution receivable                 198,536                   159,543

Receivable from affiliates               20,562                       -0-

Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity
 method - Note 4
 (Schedules IV and XI)                7,610,334                  6,615,391

                                     $9,009,161                 $7,958,152



                               LIABILITIES AND PARTNERS' CAPITAL


Due to affiliate                      $      -0-                 $   29,616

Distribution payable                     105,443                      1,634

Management fee payable
 (Schedule IV)                            95,491                    141,973
                                         200,934                    173,223

Partners' capital - Note 2
 General Partner - 621
 Partnership units
 authorized, issued and
 outstanding                             440,390                    389,225

 Limited partners - 11,811
 Partnership units authorized,
 issued and outstanding                8,367,837                  7,395,704
                                       8,808,227                  7,784,929
Commitments and contingent
 liabilities - Notes 3 and 5
                                      $9,009,161                 $7,958,152


The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

STATEMENTS OF INCOME

<
                                       Year ended December 31,
                             1999              1998                  1997

Interest income          $   35,871          $  8,536             $   21,957
Other income                 29,068               100                    -0-
                             64,939             8,636                 21,957
Expenses:
 Professional fees           35,790            29,000                 26,500
 Management fees - Note 3    60,000            99,815                133,770
 Liquidation fee            379,403               -0-                    -0-
 Other expenses              23,937             3,548                    794
 Amortization of costs
 of acquisition               9,284            12,359                 12,359
                            508,414           144,722                173,423
Loss before equity in
 income of Local
 Limited Partnerships      (443,475)         (136,086)              (151,466)
Equity in income
 of Local Limited
 Partnerships - Note 4    5,481,819         2,638,652               1,785,081

Net income               $5,038,344        $2,502,566              $1,633,615

Allocation of net income:
 Net income allocated
 to General Partner         251,917           125,128                  81,681
 Net income allocated
 to Limited Partners      4,786,427         2,377,438               1,551,934
                         $5,038,344        $2,502,566              $1,633,615

Net financial reporting
income per units:
 General partnership
 units (621 units
 outstanding allocated
 to General Partner)      $     405        $      201              $      131
 Limited partnership
 units (11,811 units
 outstanding allocated
 to Limited Partners)     $     405        $       201             $      131

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                General             Limited
                                Partner             Partners          Total

Partners' capital at
 January 1, 1997              $  182,416          $ 3,466,332     $3,648,748

 Net income - 1997                81,681            1,551,934      1,633,615

Partners' capital at
 December 31, 1997               264,097            5,018,266      5,282,363

 Net income - 1998               125,128            2,377,438      2,502,566

Partners' capital at
 December 31, 1998               389,225            7,395,704      7,784,929

 Net income - 1999               251,917            4,786,427      5,038,344

 Distributions - 1999           (200,752)          (3,814,294)   $(4,015,046)

Partners' capital at
 December 31, 1999            $  440,390          $ 8,367,837    $ 8,808,227


The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

STATEMENTS OF CASH FLOWS

                                     Year ended December 31,
                          1999                 1998               1997

Net income            $ 5,038,344          $ 2,502,566        $ 1,633,615
Adjustments to
 reconcile net
 income to net
 cash used by
 operating
 activities:
  Amortization
  of costs of
  acquisition               9,284               12,359              12,359
  (Increase)
  decrease in
  distribution
  receivable              (38,993)             281,694            (441,237)
  Increase in
  receivable
  from affiliates         (20,562)                 -0-                 -0-
  Equity in income of
  local limited
  partnerships         (5,481,819)          (2,638,652)          (1,785,081)
  Increase (decrease)
  in management
  fee payable and
  accounts payable        (46,482)              39,880               11,068
  Increase in
  distribution
  payable                 103,809                  -0-                  -0-
  Increase (decrease)
  in due to affiliate     (29,616)               4,294               25,322
                       (5,504,379)          (2,300,425)          (2,177,569)
 Net cash provided
 (used) by operating
 activities              (466,035)             202,141             (543,954)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Current year
 distributions           3,641,790           1,304,143              672,510
 Net advances repaid
 by (paid to) local
 limited partnerships      835,802            (344,376)            (378,938)
 Net cash provided
 by investing
 activities              4,477,592             959,767              293,572

CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Partnership
 distributions          (4,015,046)                -0-                  -0-

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS           (3,489)          1,161,908              (250,382)

CASH BALANCE AT
 BEGINNING OF YEAR       1,183,218              21,310               271,692

CASH BALANCE
 AT END OF YEAR        $ 1,179,729         $ 1,183,218           $    21,310


The Notes to Financial Statements are an integral part of these statements.
<PAID>

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

The Urban Improvement Fund Limited - 973 prospectus, dated June 27, 1973, specified that the General Partner has approximately a five percent interest in profits, losses and special allocations, and the limited partners will share the remainder of the interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

  Investment in and Advances to Local Limited Partnerships

As of December 31, 1999, the Partnership has investments in thirteen active real estate limited partnerships (Local Limited Partnerships) which are accounted for on the equity method (Notes 4 and 5). The investment account represents the sum of the capital investments, advances and unamortized cost of acquisition less the Partnership's share in losses since the date of acqui-sition. The Partnership discontinues recognizing losses and amortizing cost of acquisition when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

The Partnerships' equity in income of the Local Limited Partnerships is summarized as follows:

                                          For the Year Ended
                                              December 31,
                               1999               1998              1997
Net repayment
 from (advances
 to) Local Limited
 Partnerships with
 zero investments:         $ (200,800)        $   31,288        $   31,773

Distributions
 received from Local
 Limited Partnerships
 with zero investments:     3,772,933          1,237,990           576,045

Income from Local
 Limited Partnerships
 with non-zero
 investments:               1,909,686          1,369,374         1,177,263

Equity in income
 of Local Limited
 Partnerships              $5,481,819         $2,638,652        $1,785,081

Significant accounting policies followed by the Local Limited Partnerships are summarized in Note 4.

  Taxes on Income

No provision for taxes on income has been recorded, since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

  Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at December 31, 1999 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

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

Note 2 - Reconciliation Between Net Income and Partners' Capital (Deficit) of the Partnership For Financial Reporting Purposes and Income Tax Purposes

A reconciliation of the Partnership's net income for financial reporting purposes and the Partnership's net income for income tax reporting purposes follows:

                                         For the Year Ended December 31,
                                       1999           1998           1997
Net income for
 financial reporting
 purposes                           $5,038,344     $2,502,566     $1,633,615

Amortization of
 initial and  rent-
 up fees and other
 costs of acquisition
 capitalized for
 financial reporting
 purposes and
 previously deducted
 for income tax
 reporting purposes                      9,284         12,359         12,359

Equity in income
 of Local Limited
 Partnerships for
 income tax reporting
 purposes in excess
 of that recognized
 under the equity
 method for financial
 reporting purposes.                  3,398,751     1,357,951      1,202,597

Other accrual adjustments               (83,580)       39,815         22,212

Net income as reported
 on the federal
 income tax return                   $8,362,799     $3,912,691    $2,870,783


A reconciliation of the partners' capital for financial reporting purposes and the partners' capital (deficit) for income tax purposes follows:

Note 2 - Reconciliation Between Net Income and Partners' Capital (Deficit) of the Partnership For Financial Reporting Purposes and Income Tax Purposes - Continued

                                       Year Ended December 31,
                               1999              1998             1997
Partners' capital for
 financial reporting
 purposes                  $  8,808,227     $  7,784,929     $  5,282,363

Commissions and
 offering expenses
 capitalized for
 income tax purposes
 and charged to
 capital for
 financial reporting
 purposes                     1,250,836        1,250,836        1,250,836

Unamortized portion
 of initial and
 rent-up fees and
 other costs of
 acquisition
 capitalized for
 financial reporting
 purposes and prev-
 iously deducted for
 income tax reporting
 purposes                      (573,255)        (971,651)         (984,010)

Equity in cumulative
 losses of Local
 Limited Partnerships
 for income tax
 purposes, in excess
 of losses  for
 financial reporting
 purposes                     (8,079,613)    (11,089,252)      (12,447,203)

Other accrual adjustments         55,639         153,310           113,495

Partners' capital
 (deficit) as
 reported on the
 federal income
 tax return          $  1,461,834    $ (2,871,828)     $ (6,784,519)

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

Note 3 - Management of Urban Improvement Fund Limited - 1973

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770, (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $60,000, $99,815 and $133,770, respectively, during 1999, 1998 and 1997. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. Liqui-dation fees of $379,403 were paid during 1999.

The General Partner of the partnership is a corporation which Paul H. Pfleger has a majority interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 1999, 1998 or 1997. In addition, as shown in the following table, PSI has become the General Partner in fourteen of the Local Limited Partnerships in which the Partnership has investments:

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

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

Investments in and advances to the Local Limited Partnerships, accounted for on the equity method, are as follows:

                                               Equity In
                                 Capital         Income
                              Contributions      (Losses)          Subtotal

December 31, 1999
Antonia Manor                 $    108,975    $  1,061,134      $  1,170,109
Brighton Gardens
 Apartments (Note 5)               370,000      (1,723,367)       (1,353,367)
First Bedford-Pine Apts., Ltd.     275,485      (1,757,164)       (1,481,679)
Freedom Associates (Note 5)        514,000      (2,266,542)       (1,752,542)
Glenn Arms Associates              223,877          88,861           312,738
Hedin Associates                   (48,964)        258,858           209,894
Himbola Manor, Ltd.                (52,950)       (129,550)         (182,500)
Maria Manor                         84,318       1,421,464         1,505,782
Marlton Manor Associates           117,842       1,324,421         1,442,263
Mystic Valley Towers
 Associates (Note 5)            (2,066,607)      2,066,607               -0-
RAP-UP II B                        190,757        (545,345)         (354,588)
Sheridan Manor IV                 (289,400)        289,400               -0-
Sheridan Manor X                  (506,419)        506,419               -0-
The Alexander                      117,119       2,659,615         2,776,734
WOGO Associates of Carondelet      164,624        (164,624)              -0-
WOGO Associates of Fresno          549,531      (1,132,066)         (582,535)
W Street Associates                305,500        (763,876)         (458,376)

Total                         $     57,688    $  1,194,245      $  1,251,933

                        Losses Not                     Costs of
                         Recorded                     Acquisition   Investment
                         (Note 1)        Advances      (Note 1)         Net
December 31, 1999:

Antonia Manor           $      -0-     $      800     $   12,562    $1,183,471
Brighton Gardens
 Apartments (Note 5)     1,286,232            -0-         67,135           -0-
First Bedford-Pine
 Apts., Ltd.             1,423,937            -0-         57,742           -0-
Freedom Associates
 (Note 5)                1,636,107            -0-        116,435           -0-
Glenn Arms Associates          -0-         55,897         16,808       385,443
Hedin Associates               -0-          7,000         12,115       229,009
Himbola Manor, Ltd.        129,786            -0-         52,714           -0-
Maria Manor                    -0-            -0-         13,108     1,518,890
Marlton Manor Associates       -0-            -0-         41,130     1,483,393
Mystic Valley Towers
 Associates (Note 5)           -0-            -0-            -0-           -0-
RAP-UP II B                324,552            -0-         30,036           -0-
Sheridan Manor IV              -0-            -0-            -0-           -0-
Sheridan Manor X               -0-            -0-            -0-           -0-
The Alexander                  -0-            -0-         33,394     2,810,128
WOGO Associates
 of Carondelet                 -0-            -0-            -0-           -0-
WOGO Associates
 of Fresno                 335,656        160,883         85,996           -0-
W Street Associates         88,001        336,295         34,080           -0-

Total                   $5,224,271     $  560,875    $  573,255     $7,610,334

Reconciliation to combined statement
 of partners equity (deficit)
 Urban Improvement Fund Limited -
1973 capital contributions less
 equity in losses                                   $  1,251,933
 Flexible subsidy contributed by HUD                   1,168,171
 Urban Improvement Fund - 1973's share
 of combined equity of Local Limited
 Partnerships per the accompanying
 statement                                          $  2,420,104

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

                                                   Equity In
                                Capital              Income
                             Contributions          (Losses)       Subtotal
December 31, 1998:

Antonia Manor                $    108,975       $    827,220     $    936,195
Brighton Gardens
 Apartments (Note 5)              370,000         (1,619,271)      (1,249,271)
First Bedford-Pine Apts., Ltd.    275,485         (1,751,229)      (1,475,744)
Freedom Associates (Note 5)       514,000         (2,376,859)      (1,862,859)
Glenn Arms Associates             223,877            (54,178)         169,699
Hedin Associates                  (48,964)           234,109          185,145
Himbola Manor, Ltd.                42,919           (251,272)        (208,353)
Maria Manor                        93,975          1,041,082        1,135,057
Marlton Manor Associates          142,783            912,919        1,055,702
Mystic Valley Towers
 Associates (Note 5)              370,948         (2,610,085)      (2,239,137)
OGO Associates of Los Arboles    (994,132)           994,132              -0-
RAP-UP II B                       190,757           (637,930)        (447,173)
Sheridan Manor IV                  99,363            (29,506)          69,857
Sheridan Manor X                   59,595            (88,071)         (28,476)
The Alexander                     133,184          1,943,516        2,076,700
WOGO Associates
of Carondelet                     267,549           (556,528)        (288,979)
WOGO Associates of Fresno         549,531         (1,091,323)        (541,792)
W Street Associates               305,500           (549,430)        (243,930)

Total                        $  2,705,345       $ (5,662,704)    $ (2,957,359)

                       Losses Not                    Costs of
                        Recorded                     Acquisition    Investment
                        (Note 1)        Advances      (Note 1)          Net
December 31, 1998
Antonia Manor          $       -0-     $     -0-     $   13,529    $  949,724
Brighton Gardens
 Apartments (Note 5)     1,182,136           -0-         67,135           -0-
First Bedford-Pine
 Apts., Ltd.             1,418,002           -0-         57,742           -0-
Freedom Associates
 (Note 5)                1,746,424           -0-        116,435           -0-
Glenn Arms Associates          -0-        37,465         17,455       224,619
Hedin Associates               -0-           -0-         13,047       198,192
Himbola Manor, Ltd.        155,639           -0-         52,714           -0-
Maria Manor                    -0-           -0-         14,116     1,149,173
Marlton Manor Associates       -0-           -0-         44,294     1,099,996
Mystic Valley Towers
  Associates (Note 5     1,966,335           -0-        272,802           -0-
OGO Associates of
  Los Arboles                  -0-           -0-            -0-           -0-
RAP-UP II B                417,137           -0-         30,036           -0-
Sheridan Manor IV              -0-       133,793         13,016       216,666
Sheridan Manor X               -0-        21,549         12,101         5,174
The Alexander                  -0-           -0-         35,961     2,112,661
WOGO Associates
  of Carondelet                -0-       907,492         40,673       659,186
WOGO Associates
  of Fresno                295,713       160,083          85,996          -0-
W Street Associates         73,555       136,295          34,080          -0-

Total                  $ 7,254,941    $1,396,677      $  921,132   $6,615,391

Reconciliation to combined statement of partners'
  equity (deficit) Urban Improvement Fund Limited -
 1973 capital contributions less equity in losses              $(2,957,359)
Flexible subsidy contributed by HUD                              1,168,171
Urban Improvement Fund - 1973's share
  of combined equity of Local Limited Partnerships
  per the accompanying statement                               $(1,789,188)

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 1999 and 1998 and the related combined statements of income, partners' capital (deficit) and cash flows and selected footnote disclosures from the audited financial statements for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

<CAPTION
                                      Assets
                                            1999                    1998

Cash                                  $  1,085,018              $  1,775,764
Cash in escrow and
 other restricted funds                  6,805,505                 8,432,292
Accounts receivable                      1,490,139                   635,586
Prepaid expenses                           152,877                   212,545
Other assets                               184,580                   202,720
                                         9,718,119                11,258,907
Property on the basis of cost:
  Land                                   2,330,755                 3,085,398
  Buildings and improvements            38,098,215                61,650,270
                                        40,428,970                64,735,668
  Less - accumulated depreciation      (26,159,639)              (41,761,689)
                                        14,269,331                22,973,979

                                      $ 23,987,450              $ 34,232,886

                         Liabilities and Partners' Capital (Deficit)

Mortgage notes payable                $ 16,739,659              $ 30,496,267
Accounts payable and
 accrued expenses                        2,149,580                 2,830,299
Advances from Urban
 Improvement Fund
  Limited - 1973                           553,075                 1,396,677
Advances from general partners             227,948                   227,948
Notes payable                            1,297,454                 2,590,930
Advances from and
 payable to affiliates                      23,425                    23,425
Tenants' security and other deposits       309,913                   344,503
                                        21,301,054                37,910,049
Partners' capital (deficit)
 per accompanying statements             2,686,396                (3,677,163)

                                      $ 23,987,450              $ 34,232,886

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF INCOME OF LOCAL LIMITED PARTNERSHIPS

                                               December 31,
                                1999              1998              1997
Revenue:
  Net rental income          $14,957,928       $16,677,495       $16,255,054
  Financial                      471,234           943,900           929,657
  Other                          228,535           395,621           483,421
    Total Revenue             15,657,697        18,017,016        17,668,132
Expenses:
  Administrative               3,153,950         3,361,257         3,396,404
  Utilities                    2,148,680         2,498,739         2,343,109
  Operating                    3,620,908         3,974,421         4,299,664
  Taxes and insurance          1,484,673         1,783,978         1,874,438
   Total Operating Expenses   10,408,211        11,618,395        11,913,615

Net Operating Income           5,249,486         6,398,621         5,754,517

Non-operating expenses:
  Financial expenses             938,077         1,800,576         1,874,465
  Depreciation and
    amortization               1,640,348         1,852,350         1,792,116
  Other expenses                 152,701           278,666           255,766
                               2,731,126         3,931,592         3,922,347

Net income before gain on
  sale of property             2,518,360         2,467,029         1,832,170

Gain on sale of property       9,330,863         2,183,746           793,525

Net income                   $11,849,223       $ 4,650,775       $ 2,625,695

Amortization of capitalized interest amounted to $80,861 in 1999, 1998 and 1997.

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) OF LOCAL LIMITED PARTNERSHIPS - CONTINUED

                        Urban
                    Improvement        Other
                    Fund Limited      Limited         General
                        1973          Partners        Partners        Total
Partners' capital
 (deficit) at
 January 1, 1997    $(5,539,742)   $  (986,935)    $(1,028,677)   $(7,555,354)

Cash distributions     (672,510)       (12,886)       (368,845)    (1,054,241)
Net income - 1997     2,219,476         27,942         378,277      2,625,695

Partners' capital
 (deficit) at
 December 31, 1997   (3,992,776)      (971,879)     (1,019,245)    (5,983,900)

Cash distributions   (1,304,143)       (11,646)     (1,028,249)    (2,344,038)

Net income - 1998     3,507,731         36,611       1,106,433      4,650,775

Partners' capital
 (deficit) at
 December 31, 1998   (1,789,188)      (946,914)       (941,061)    (3,677,163)

Cash distributions   (3,641,790)        (4,037)     (1,839,837)    (5,485,664)

Net income - 1999     7,851,082        906,066       3,092,075     11,849,223

Partners' capital
 (deficit) at
 December 31, 1999  $ 2,420,104     $  (44,885)    $   311,177    $ 2,686,396

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

STATEMENT OF CASH FLOWS

                                                 December 31,
                                     1999            1998          1997

Net income                       $11,849,223     $ 4,650,775    $ 2,625,695
 Adjustments to reconcile net
  income to net cash provided
 (used) by operating activities:
  Gain on sale                    (9,858,451)     (3,874,391)    (2,057,392)
  Depreciation and amortization    1,640,348       1,852,350      1,792,116
  Decrease (increase) in escrows,
  restricted deposits and
  receivables, prepaid expenses
  and other assets                   831,902          37,950     (1,093,899)
 Increase (decrease) in accounts
  payable, accrued expenses,
  tenant security deposit
  liability and other liabilities   (715,309)        147,903        232,895
   Total adjustments              (8,101,510)     (1,836,188)    (1,126,280)
   Net cash provided (used) by
   operating activities            3,747,713       2,814,587      1,499,415

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Capital expenditures            (2,504,843)     (1,852,350)    (1,792,116)
  Proceeds from sale of assets    19,445,734       2,800,000      1,059,839
   Net cash provided by
   investing activities           16,940,891         947,650       (732,277)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Mortgage principal payments    (13,756,608)     (1,580,168)    (1,119,917)
  Distributions paid              (5,485,664)     (2,344,038)    (1,054,243)
  Advances from (repayments
  to) affiliates                    (843,602)        309,376        346,938
  Proceeds from (repayments
   on) notes payable              (1,293,476)        209,796        914,510
  Net cash used by financing
   activities                    (21,379,350)     (3,405,034)      (912,712)

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS                   (690,746)        357,203       (145,574)

CASH BALANCE AT
 BEGINNING OF YEAR                 1,775,764       1,418,561      1,564,135

CASH BALANCE AT
 END OF YEAR                     $ 1,085,018     $ 1,775,764    $ 1,418,561

SUPPLEMENTAL INFORMATION
 REGARDING INTEREST
 PAYMENTS IS AS FOLLOWS:
  Interest paid,
   net of subsidy                $   757,384     $   749,758    $   999,360

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

A reconciliation between combined income for financial reporting purposes and the combined income for income tax purposes follows:

                                                   December 31,
                                      1999             1998           1997
Combined net income
 for financial reporting
 purposes                         $11,849,223      $4,650,775      $2,625,695

Equity in deductions
 taken by Local Limited
 Partnerships for tax
 purposes in excess
 of loss for financial
 reporting purposes                   699,557         743,182         530,882

Accrual adjustments
 for financial
 reporting purposes                   100,253          41,856         261,083

Combined income
 for income tax
 purposes                         $12,649,033      $5,435,813      $3,417,660

A reconciliation of combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax purposes follows:

                                                   December 31,
                                       1999            1998           1997
Combined partners' capital
 (deficit) for financial
 reporting purposes               $  2,686,396    $(2,295,422)    $(5,983,900)

Carrying costs during
 construction capitalized
 for financial reporting
 purposes, excess of
 depreciation for
 tax purposes and
 accrual adjustments
 for financial
 reporting purposes                  (2,140,121)    (1,919,606)    (4,530,570)

Combined partners'
 capital (deficit) for
 income tax purposes
 as reported on the
 federal income
 tax returns                       $    546,275   $ (4,215,028)  $(10,514,470)

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

   Mortgage Notes Payable

The Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) and the Massachusetts Housing Finance Agency (MHFA) totaling $16,739,659 at December 31, 1999 ($11,916,965 by HUD and $4,822,694 by MHFA)and $30,496,267 at December 31,
1998 ($12,257,860 by HUD and $18,238,407 by MHFA). The mortgage notes payable are secured by deeds of trust on rental property and bear interest at rates from approximately seven percent to eight and one-half percent per annum. The mortgages are payable in monthly installments of principal and interest aggregating approximately $144,000 over periods of forty years. HUD will make interest reduction payments on the mortgages of five Local Limited Partnerships which have mortgages insured under Section 236 in amounts which will reduce the mortgage payments to those required for mortgages carrying a one percent interest rate. The scheduled principal reductions for the next five years are as follows:

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

                  Year Ended December 31,                    Amount

                           2000                          $   636,833
                           2001                              683,010
                           2002                              734,518
                           2003                              790,358
                           2004                              850,717
                           Beyond                         13,044,223

                                                         $16,739,659

  National Housing Act Subsidies and Restrictions

Under terms of the regulatory agreement with HUD and MHFA, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by HUD. As of December 31, 1999, approximately $1,708,796 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by HUD.

Five Local Limited Partnerships (LLP's) entered into flexible subsidy contracts with HUD. Under the terms of the contracts, HUD contributed $1,226,162 to the Local Limited Partnerships between 1980 and 1982. These amounts were allocated
$1,168,171 to Urban Improvement Fund Limited   1973 and $57,989 to other part-
ners. The partners contributed $138,805 in 1981 and 1980 to the capital of the LLP's. Such funds were used for improving LLP properties.

All of the Local Limited Partnerships have entered into rent supplement and/or
Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 1999, 1998 and 1997, the Local Limited Partnerships received approximately $6,502,000, $6,909,000 and $7,929,000, respectively, in rent supplement and Section 8 funds.

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

The notes payable represent residual receipts notes payable by several Local Limited Partnerships and flexible subsidy notes due to HUD. These residual receipts notes are payable to the former general partners upon sale of the property after a provision for income taxes resulting from the gain from such sales and the return of contributed capital and advances plus interest to the Partnership. The residual receipt notes payable totaled $1,297,454 and $1,297,454 at December 31, 1999 and 1998, respectively.

The flexible subsidy notes are for the repair of damage attributable to the Southern California earthquake of 1994. The balance payable was paid in full in 1999 upon completion of the sale of the assets of Sheridan Manor IV and WOGO Associates of Carondelet.

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

Note 5 - Sale of the Assets of Edgewood II Associates

The property of Edgewood II Associates was sold during 1984. The sales price of $8,270,146 was composed of a cash payment of $1,215,000, the assumption of the underlying mortgage of $4,855,146 and an installment payment of $2,200,000 that is due on December 31, 1998 along with accrued interest. Urban 73's share of the final installment is $1,650,000 with the balance due to the Local General Partner. Interest accrues at nine and one-half percent per annum and is pay-able on the anniversary date of the note to the extent of seventy five percent of the property's distributable cash flow. The gain on the sale of the real estate is recognized on the cost recovery method to first recognize the recov-ery of the asset value, then recognize the gain as the proceeds are received. For the years ended December 31, 1999, 1998 and 1997, the Partnership received and recorded as interest income of zero, zero and $5,838, respectively.

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

Note 8 - Sale of the Assets of Mystic Valley Towers Associates

The property of Mystic Valley Towers Associates was sold during 1999 resulting in a gain of $8,015,602. Urban '73's share of the distribution from the sale was $2,437,555.

Note 9 - Sale of the Assets of Sheridan Manor IV

The property of Sheridan Manor IV was sold during 1999 resulting in a gain of $530,657. Urban '73's share of the distribution from the sale was $605,782. In addition, Urban '73 received advance repayments of $133,793.

Note 10 - Sale of the Assets of Sheridan Manor X

The property of Sheridan Manor X was sold during 1999 resulting in a gain of $404,556. Urban '73's share of the distribution from the sale was $348,995. In addition, Urban '73 received advance repayments of $21,549.

Note 11 - Sale of the Assets of WOGO Associates of Carondelet

The property of WOGO Associates of Carondelet was sold during 1999 resulting in a gain of $380,048. Urban '73's share of the distribution from the sale was $102,925. In addition, Urban '73 received advance repayments of $907,492.

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

Schedule IV

INDEBTEDNESS OF RELATED PARTIES


                                           December 31,
                        1999       Change      1999       Change      1997
Advances to (repayments
 from) Local Limited
 Partnerships:

  Antonia Manor      $    800    $    800   $   -0-      $   -0-    $   -0-
  Glenn Arms           55,897      18,432     37,465      (40,827)   78,292
  Hedin House           7,000       7,000        -0-          -0-       -0-
  OGO of Los
  Arboles                 -0-         -0-        -0-      (11,689)   11,689
  Sheridan Manor IV       -0-    (133,793)   133,793       14,090   119,703
  Sheridan Manor X        -0-     (21,549)    21,549          -0-    21,549
  WOGO of
  Carondelet              -0-    (907,492)    907,492      414,090   493,402
  WOGO of Fresno      160,883         800     160,083      (32,000)  192,083
  W-Street
  Associate           336,295     200,000     136,295          712   135,583

                     $560,875   $(835,802)  $1,396,677  $  344,376 $1,052,301

All advances are included in the balance sheet caption "Investments in and advances to Local Limited Partnerships accounted for on the equity method." See Note 4 to financial statements.

<CAPTION
                                              December 31,
                           1999       Change      1998     Change     1997
Payable to affiliate:

  Management fee
  payable to
  General Partners      $ 95,491   $ (46,482)  $ 141,973  $ 39,815  $ 102,158

(A Limited Partnership)

Schedule XI

REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED
PARTNERSHIPS

December 31, 1999

                                                    Outstanding
  Description                                        Mortgage
Partnership/Location          No. of Units            Balance
Antonia Manor                 133 apartment
 San Francisco, CA             2 commercial         $ 1,049,151

Brighton Gardens Apts
  Brighton, MA                 62 apartment           1,211,229

First Bedford-Pine Apts
  Atlanta, GA                 134 apartment            1,513,731

Freedom Associates
  Baltimore, MD               308 apartment            2,302,355

Glenn Arms Associates
  Washington, DC               55 apartment              694,684

Hedin Associates               48 apartment
  Washington, DC               1 commercial              533,866

Himbola Manor
  LaFayette, LA               136 apartment            1,376,300

Maria Manor                   119 apartment
  San Francisco, CA            1 commercial            1,091,160

Marlton Manor Assoc.          151 apartment
  San Francisco, CA             7 commercial            1,377,211

Mystic Valley Towers
  Medford, MA                 466 apartment                   -0-

OGO Associates of
  Los Arboles
  Thousand Oaks, CA            43 apartment                   -0-

                                                    Outstanding
  Description                                        Mortgage
Partnership/Location          No. of Units            Balance

RAP-UP II B                   51 apartment
  Roxbury, MA                  4 commercial           767,278

Sheridan Manor IV
  Los Angeles, CA             48 apartment                -0-

Sheridan Manor X
  Los Angeles, CA             30 apartment                -0-

The Alexander                179 apartment
  San Francisco, CA            1 commercial         1,537,092

WOGO Associates of
  Carondelet
  Los Angeles, CA            124 apartment                -0-

WOGO Associates of Fresno    219 apartment
  Fresno, CA                 12 commercial          2,032,407

W-Street Associates
  Washington, D.C.           102 apartment          1,253,195

                                                  $16,739,659

                                             Buildings
                                                and
Partnership/Location          Land          Improvement(B)         Total
Antonia Manor
  San Francisco, CA       $  175,557          $ 3,203,146       $ 3,378,703

Brighton Gardens Apts
  Brighton, MA               322,929            1,830,882         2,153,811

First Bedford-Pine Apts
  Atlanta, GA                 43,491            2,414,932         2,458,423

Freedom Associates
  Baltimore, MD              298,637            4,111,846         4,410,483

Glenn Arms Associates
  Washington, DC             125,898            1,627,577         1,753,475

Hedin Associates
  Washington, DC              38,600            1,313,031         1,351,631

Himbola Manor
  LaFayette, LA              111,000            2,914,939         3,025,939

Maria Manor
  San Francisco, CA          285,140            2,657,256         2,942,396

Marlton Manor Assoc.
  San Francisco, CA          258,373            4,036,132         4,294,505

Mystic Valley Towers
  Medford, MA                    -0-                  -0-               -0-

OGO Associates of
  Los Arboles
  Thousand Oaks, CA              -0-                  -0-               -0-

                                               Buildings
                                                  and
Partnership/Location          Land           Improvement(B)          Total

RAP-UP II B
  Roxbury, MA                23,097             1,466,961          1,490,058

Sheridan Manor IV
  Los Angeles, CA               -0-                   -0-                -0-

Sheridan Manor X
  Los Angeles, CA               -0-                   -0-                -0-

The Alexander
  San Francisco, CA         195,999             4,371,720          4,567,719

WOGO Associates of
  Carondelet
  Los Angeles, CA               -0-                   -0-                -0-

WOGO Associates of Fresno
  Fresno, CA                395,680             4,971,571          5,367,251

W-Street Associates
  Washington, D.C.           56,354             3,178,222          3,234,576

                         $2,330,755           $38,098,215        $40,428,970

                                                               Depreciation
                                                                 in Latest
                                          Date of                  Income
                       Accumulated     Completion of    Date      Statement
Partnership/Location   Depreciation    Construction   Acquired   is Computed

Antonia Manor
  San Francisco, CA    $ (1,733,661)        1974        1973      7-40 years

Brighton Gardens Apts
  Brighton, MA           (1,525,804)        1975        1973      5-40 years

First Bedford-Pine Apts
  Atlanta, GA            (2,414,932)        1974        1973        25 years

Freedom Associates
  Baltimore, MD          (3,697,855)        1974        1973       7-25 years

Glenn Arms Associates
  Washington, DC         (1,095,834)        1975        1973       3-25 years

Hedin Associates
  Washington, DC           (739,963)        1974        1973       5-30 years

Himbola Manor
  LaFayette, LA          (2,236,910)        1974        1973       3-25 years

Maria Manor
  San Francisco, CA      (1,604,595)        1974        1973       5-40 years

Marlton Manor Assoc.
  San Francisco, CA       (1,860,938)       1974        1973      5-40 years

Mystic Valley Towers
  Medford, MA                    -0-        1975        1973       5-40 years

OGO Associates of
  Los Arboles
  Thousand Oaks, CA              -0-        1974        1973       7-30 years

                                 Building &      Total      Accumulated
                        Land     Improvement      Cost      Depreciation
Balance at December
 31, 1997           $ 3,170,114  $ 59,518,971  $62,689,085  $ 40,789,787
 Additions during
 year                       -0-     3,363,170    3,363,170     1,852,350
 Deletions during
 year                   (84,716)   (1,231,871)  (1,316,587)     (880,448)

Balance at December
 31, 1998             3,085,398    61,650,270   64,735,668    41,761,689
 Additions during
 year                       -0-     1,557,186    1,557,186     1,622,208
  Deletions during
  year                 (754,643)  (25,109,241) (25,863,884)  (17,224,258)

Balance at December
 31, 1999           $ 2,330,755  $ 38,098,215  $40,428,970  $ 26,159,639

NOTE:   Capital improvements since original construction or rehabilitation are not material to the combined financial statements and, as such, are not dis-closed separately. The financial statement category of buildings and improve-ments is composed substantially of cost plus the initial renovation upon acqui-sition. Total cost of land and building for federal income tax purposes amounts to approximately $29,500,000.