Form 10-Q
period 2000-09-30
URBAN IMPROVEMENT FUND LTD 1973
filed 2000-11-14
CIK 102341

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

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

                    PART I - FINANCIAL INFORMATION

                     Item 1 - Financial Statements

                          BALANCE SHEETS

              URBAN IMPROVEMENT FUND LIMITED - 1973
                     (A Limited Partnership)

                                         ASSETS
                                    September 30,              December 31,
                                        2000                      1999

Cash                                 $ 1,033,364              $ 1,179,729

Receivable                                75,000                   20,562

Distribution receivable                   44,778                  198,536

Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity
 method                                8,991,691                7,610,334

                                     $10,144,833               $9,009,161


                   LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                     $     2,950               $      -0-
Distribution payable                       1,633                  105,443
Management fee payable                       -0-                   95,491
                                           4,583                  200,934

Partners' Capital:
 General Partner - 621
 Partnership units
 authorized, issued
 and outstanding                         507,013                  440,390

Limited Partners - 11,811
 Partnership units authorized,
 issued and outstanding                9,633,237                8,367,837
                                      10,140,250                8,808,227

Total Liabilities and
 Partners' Capital                   $10,144,833              $ 9,009,161


Unaudited.  See accompanying notes.

                  CAPITALIZATION AND PARTNERS CAPITAL

                 URBAN IMPROVEMENT FUND LIMITED - 1973
                         (A Limited Partnership)

                                         September 30,       December 31,
                                             2000                 1999
General Partner Interest - 621
 Partnership units issued
 and outstanding                          $   621,316        $   621,316

Limited Partners' Interest - 11,811
 Partnership units issued and
 outstanding                               11,811,000         11,811,000
                                           12,432,316         12,432,316

Offering Expenses                          (1,250,836)        (1,250,836)

Distributions to partners                  (5,463,225)        (5,463,225)

Accumulated earnings through
 December 31, 1999                          3,089,972          3,089,972

Income for the nine-month
 period ended
 September 30, 2000                         1,332,023                -0-
                                           (2,292,066)        (3,624,089)

Partners' Capital at End of Period       $ 10,140,250       $  8,808,227


Unaudited.  See accompanying notes.

                         STATEMENTS OF INCOME

                 URBAN IMPROVEMENT FUND LIMITED - 1973
                        (A Limited Partnership)

                              For the Three-Month        For the Nine-month
                                 Period Ended               Period Ended
                                 September 30,              September 30,
                              2000           1999        2000          1999

Revenues                   $ 13,311       $   3,695    $ 72,897     $ 15,093

Cost and expenses:

 Professional fees           10,000           7,500      25,000       22,500

 Management fee              15,000          15,000      45,000       45,000

 Other expense                8,636           6,906      30,398       14,124

 Amortization                 2,322           2,322       6,966        8,912
                             35,958          31,728     107,364       90,536

Income (loss) before
 equity in income of
 Local Limited
 Partnerships                (22,647)       (28,033)    (34,467)     (75,443)

Equity in income of
 Local Limited
 Partnerships                519,241      1,572,429   1,366,490    2,251,239

Net income                $  496,594     $1,544,396  $1,332,023   $2,175,796

Allocation of net income:

Net income allocated to
 General Partner           $  24,830     $   77,220   $  66,601   $  108,790

Net income allocated to
 Limited Partners            471,764      1,467,176   1,265,422    2,067,006

                          $  496,594     $1,544,396  $1,332,023   $2,175,796

Net income allocated
 to Limited Partners per
 Limited Partnership
 Unit (11,811 units
 outstanding at
 September 30, 2000
 and 1999)                $       40     $      124   $     107   $      175


Unaudited.  See accompanying notes.

                       STATEMENTS OF CASH FLOWS

                 URBAN IMPROVEMENT FUND LIMITED - 1973
                        (A Limited Partnership)

                           For the Three-Month         For the Nine-month
                              Period Ended                Period Ended
                              September 30,               September 30,
                           2000           1999          2000          1999
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income            $ 496,594      $1,544,396    $1,332,023    $2,175,796
  Adjustments to
  reconcile net
  income to net
 cash used by
 operating activities:
   Amortization             2,322           2,322         6,966         8,912
   Equity in income
   of local limited
   partnerships          (519,241)     (1,572,429)   (1,366,490)   (2,251,239)
   Decrease (increase)
   in distribution
   and affiliate
   receivable             (15,891)     (2,689,110)       99,320    (2,689,110)
   Increase (decrease)
   in accounts payable,
   management fees
   payable and pay-
  able to affiliates      (27,051)        (98,098)     (196,351)     (170,153)
  Total adjustments      (559,861)     (4,357,315)   (1,456,555)   (5,101,590)
  Net cash used by
  operating activities    (63,267)     (2,812,919)      (124,532)  (2,925,794)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Current period
  distributions            88,126       1,173,321        116,917    1,223,985
  Net advances paid by
  (repaid from)
  local limited
  partnerships                -0-       1,411,659       (138,750)     862,835
  Net cash provided by
  investing activities     88,126       2,584,980        (21,833)   2,086,820

NET (INCREASE)
 DECREASE IN CASH
 AND CASH EQUIVALENTS      24,859        (227,939)      (146,365)    (838,974)

CASH BALANCE AT
 BEGINNING OF
 PERIOD                 1,008,505         572,183      1,179,729    1,183,218

CASH BALANCE AT
 END OF PERIOD         $1,033,364       $ 344,244     $1,033,364    $ 344,244


Unaudited.  See accompanying notes.

             NOTES TO SUMMARIZE FINANCIAL INFORMATION
                          September 30, 2000

              URBAN IMPROVEMENT FUND LIMITED - 1973
                    (A Limited Partnership)


Note 1 - Organization - Urban Improvement Fund Limited - 1973 (the Partner-ship) was formed under the California Uniform Limited Partnership Act on February 2, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,811 units of limited partnership interest pursuant to a public offering of such units which terminated in October 1973. The General Partner, Interfinancial Real Estate Management Company invested $621,316.

The Urban Improvement Fund Limited 1973 prospectus, dated June 27, 1973, specified that the General Partner has approximately five percent interest in profits, losses and special allocations, and the limited partners will share the remaining interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

Note 2 - Method of Accounting - Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (twenty to forty years) of the Local Limited Partnership Properties. Amortization is discon-tinued when the investment is reduced to zero.

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

                                                    Date PSI Became
               Local Limited Partnerships           General Partner

                 Antonia Manor                         April 1975
                 Glenn Arms Associates                 April 1975
                 Hedin House Associates                December 1978
                 Himbola Manor                         January 1980
                 Maria Manor                           April 1975
                 Marlton Manor Associates              April 1975
                 The Alexander                         April 1975
                 WOGO Associates of Fresno             August 1976
                 W Street Associates                   December 1977

Note 4 - Investments in Local Limited Partnerships - As of September 30, 2000 and December 31, 1999, the Partnership has investments in nineteen active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Part-nership intends to commit additional funds to the Local Limited Partnership.

The investments in Local Limited Partnerships are comprised of:

                                September 30, 2000      December 31, 1999

Capital contributions                $4,493,277             $ 4,493,277
Distributions                        (1,854,698)             (1,737,786)
Equity in losses                      5,087,204               3,720,714
Advances                                699,629                 560,874
Unamortized costs of acquisitions       566,289                 573,255
                                    $ 8,991,691             $ 7,610,334

         Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $45,000 for the nine months ended September 30, 2000 and 1999.

The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for September 30, 2000 and 1999, is summarized as follows:

                              For the Three-Month       For the Nine-Month
                                 Period Ended             Period Ended
                                 September 30,            September 30,
                               2000         1999        2000         1999
Distribution received
 from partnerships
with zero investment:
  Himbola                  $   42,241    $  95,869   $   42,241     $ 95,869
  Sheridan IV                     -0-      345,138          -0-      345,138
  Sheridan X                      -0-      339,053          -0-      339,053
  W Street                        -0-          -0-       22,002          -0-
                               42,241      780,060       64,243      780,060
Repayment from
 (advances to)
 partnerships with
 zero investment
  Freedom Associates              -0-          -0-      (18,753)         -0-
  Sheridan IV                     -0-      147,823          -0-      147,823
  Sheridan X                      -0-       28,887          -0-       28,857
  WOGO Associates of
   Carondelet                     -0-      366,641          -0-      366,641
  W Street                        -0-      (73,555)    (110,000)     (73,555)
                                  -0-      469,796     (128,753)     469,796

Income from investments
 with non- zero investment:
  The Alexander               179,000      110,434      537,000      331,302
  Antonia Manor                58,000       26,337      174,000       79,011
  Glenn Arms                   36,000       32,678      108,000       98,034
  Hedin Associates              6,000       13,096       18,000       39,288
  Maria Manor                  95,000       78,626      285,000      235,878
  Marlton Manor, Ltd.         103,000       61,402      309,000      184,206
 (1)Sheridan IV                   -0-          -0-          -0-       30,356
 (1)Sheridan X                    -0-          -0-          -0-        2,588
 (1)WOGO II                       -0-          -0-          -0-          720
                              477,000      322,573    1,431,000    1,001,383

                            $ 519,241   $1,572,429   $1,366,490   $2,251,239

(1) On August 27, 1999, Sheridan Manor IV, Sheridan Manor X and WOGO II sold their real estate.

                        PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
           a) None

           b) The registrant has not filed a report on Form 8-K during the quarter ending September 30, 2000.

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




                                    URBAN IMPROVEMENT FUND LIMITED - 1973
                                                (Registrant)
                               By:  Interfinancial Real Estate Management
                                    Company, General Partner



Date: November 14, 2000                     Michael Fulbright
                                               (Signature)
                                 By:  Michael Fulbright, Secretary



Date: November 14, 2000                       John M. Orehek
                                                (Signature)
                                 By:  John M. Orehek, Senior Vice President