Form 10-Q
period 2000-03-31
URBAN IMPROVEMENT FUND LTD 1973
filed 2001-03-27
CIK 102341

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

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

                    PART I - FINANCIAL INFORMATION

                     Item 1 - Financial Statements

                            BALANCE SHEETS

                 URBAN IMPROVEMENT FUND LIMITED - 1973
                        (A Limited Partnership)

                                ASSETS
                                   March 31,             December 31,
                                     2000                    1999

Cash                             $ 1,257,654               $ 1,179,729

Receivable                               -0-                    20,562

Distribution receivable               28,887                   198,536

Investments in and
 advances to Local
 Limited Partnerships
 accounted for on the
 equity method                     8,085,012                7,610,334

                                  $9,371,553               $9,009,161

                   LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                  $  111,309               $      -0-
Distribution payable                   1,634                  105,443
Management fee payable                15,000                   95,491
                                     127,943                  200,934

Partners' Capital:
 General Partner - 621
 Partnership units
 authorized, issued
 and outstanding                     462,154                 440,390

Limited Partners - 11,811
 Partnership units
 authorized, issued
 and outstanding                   8,781,456               8,367,837
                                   9,243,610               8,808,227

Total Liabilities and
 Partners' Capital               $ 9,371,553             $ 9,009,161

Unaudited.  See accompanying notes.

                  CAPITALIZATION AND PARTNERS CAPITAL

                 URBAN IMPROVEMENT FUND LIMITED - 1973
                        (A Limited Partnership)

                                              March 31,            December 31,
                                                2000                   1999
General Partner Interest -
 621 Partnership units
 issued and outstanding                   $   621,316             $   621,316

Limited Partners' Interest -
11,811 Partnership units
issued and outstanding                     11,811,000             11,811,000
                                           12,432,316             12,432,316

Offering Expenses                          (1,250,836)            (1,250,836)

Distributions to partners                  (5,463,225)            (5,463,225)

Accumulated earnings through
 December 31, 1999                          3,089,972              3,089,972

Income for the three-month
 period ended March 31, 2000                  435,383                    -0-
                                           (3,188,706)            (3,624,089)

Partners' Capital at
End of Period                            $  9,243,610           $ 8,808,227



Unaudited.  See accompanying notes.

                         STATEMENTS OF INCOME

                 URBAN IMPROVEMENT FUND LIMITED - 1973
                        (A Limited Partnership)

                                             For the Three-Month
                                                Period Ended
                                                  March 31,
                                            2000             1999

Revenues                                    $ 14,757      $   4,181

Cost and expenses:

Professional fees                              7,500          7,500

Management fee                                15,000         15,000

Other expense                                 12,802            -0-

Amortization                                   2,322          3,295
                                              37,624         25,795

Loss before equity
 in income of Local
 Limited Partnerships                        (22,867)       (21,614)

Equity in income of
 Local Limited
 Partnerships                                458,250        339,405

Net income                                 $ 435,383      $ 317,791

Allocation of net income:

Net income allocated to
 General Partner                           $  21,764      $  15,890

Net income allocated to
 Limited Partners                            413,619        301,901

                                          $  435,383      $ 317,791

Net income allocated
 to Limited Partners
 per Limited Partnership
 Unit (11,811 units
 outstanding at March 31,
 2000 and 1999)                           $       35      $      26


Unaudited.  See accompanying notes.

                       STATEMENTS OF CASH FLOWS

                 URBAN IMPROVEMENT FUND LIMITED - 1973
                        (A Limited Partnership)

                                             For the Three-Month
                                                Period Ended
                                                  March 31,
                                           2000              1999

CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net income                              $ 435,383        $ 317,791
 Adjustments to reconcile
 net income to net cash
 used by operating activities:
 Amortization                                2,322            3,295
Equity in income of local
 limited partnerships                     (458,250)        (339,405)
Decrease in receivable                      20,562              -0-
Decrease in distribution
 receivable                                169,649              -0-
Increase (decrease) in
 accounts payable, manage-
 ment fees payable and pay-
 able to affiliates                        (72,991)         (64,555)
  Total adjustments                       (338,708)        (400,665)
  Net cash used by
   operating activities                     96,675          (82,874)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Current period distributions
 Net advances paid by
 (repaid from) local
 limited partnerships                      (18,750)        (503,630)
Net cash provided
 by investing
 activities                                (18,750)        (503,630)

NET DECREASE
 IN CASH AND
 CASH EQUIVALENTS                           77,925         (586,504)

CASH BALANCE
 AT BEGINNING OF
 PERIOD                                  1,179,729       1,183,218

CASH BALANCE AT
 END OF PERIOD                         $ 1,257,654     $   596,714


Unaudited.  See accompanying notes.

             NOTES TO SUMMARIZE FINANCIAL INFORMATION
                          March 31, 2000

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

Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the period received. Additional advances to Local Limited Partnership, after an investment is reduced to zero, are recog-nized as losses in the period paid.

The unaudited interim financial statements furnished in this report reflect all adjustments which are, in the opinion of management, necessary to a fair state-ment of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

  Taxes on Income
No provision for taxes on income has been recorded, since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

 Cash Equivalents
Marketable securities that are highly liquid and have maturities of three months orless at the date of purchase are classified as cash equivalents.

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

                                                      Date PSI Became
              Local Limited Partnerships              General Partner

                Antonia Manor                           April 1975

                Glenn Arms Associates                   April 1975

                Hedin House Associates                  December 1978

                Himbola Manor                           January 1980

                Maria Manor                             April 1975

                Marlton Manor Associates                April 1975

                The Alexander                           April 1975

                WOGO Associates of Fresno               August 1976

                W Street Associates                     December 1977

Note 4 - Investments in Local Limited Partnerships - As of March 31, 2000, the Partnership has investments in fourteen active real estate Limited Part-nerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The investments in Local Limited Partnerships are comprised of:

                                  March 31, 2000      December 31, 1999

Capital contributions                $4,493,277           $ 4,493,277
Distributions                        (1,737,786)           (1,737,786)
Equity in losses                      4,178,964             3,720,714
Advances                                579,624               560,874
Unamortized costs of acquisitions       570,933              573,255
                                    $ 8,085,012          $ 7,610,334

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $15,000 for the three months ended March 31, 2000.

The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for March 31, 2000 and 1999, is summarized as follows:

                                                   For the Three Month
                                                      Period Ended
                                                        March 31,
                                                2000                1999
Repayment from (advances
 to) partnerships
 with zero investment:
  Freedom Associates                       $  (18,750)          $      -0-

Income from investments
 with non-zero
 investment:
    The Alexander                             179,000              110,434
    Antonia Manor                              58,000               26,337
    Glenn Arms                                 36,000               32,678
    Hedin Associates                            6,000               13,096
    Maria Manor                                95,000               78,626
    Marlton Manor, Ltd.                       103,000               61,402
 (1)Sheridan IV                                   -0-               15,178
 (1)Sheridan X                                    -0-                1,294
 (1)WOGO Associates of Carondelet                 -0-                  360
                                              477,000              339,405

                                           $  458,250           $  339,405

(1) On August 27, 1999, Sheridan Manor IV, Sheridan Manor X and WOGO Associates of Carondelet sold their real estate.

                   PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
    a) None

    b) The registrant has not filed a report on Form 8-K during the quarter ending March 31, 2000.

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




                           URBAN IMPROVEMENT FUND LIMITED - 1973
                                      (Registrant)
                      By:  Interfinancial Real Estate Management
                           Company, General Partner



Date: August 15, 2000                          Michael Fulbright
                                                 (Signature)

                                    By:  Michael Fulbright, Secretary





Date: August 15, 2000                          John M. Orehek
                                                 (Signature)

                                    By:  John M. Orehek, Senior Vice President