Form 10-Q
period 2000-06-30
URBAN IMPROVEMENT FUND LTD 1973
filed 2001-03-27
CIK 102341

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2000

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

                    PART I - FINANCIAL INFORMATION

                     Item 1 - Financial Statements

                           BALANCE SHEETS

                 URBAN IMPROVEMENT FUND LIMITED - 1973
                        (A Limited Partnership)



                                ASSETS

                                           June 30,             December 31,
                                             2000                   1999

Cash                                    $ 1,008,505             $ 1,179,729

Receivable                                   75,000                  20,562

Distribution receivable                      28,887                 198,536

Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity
 method                                   8,562,896               7,610,334

                                         $9,675,288              $9,009,161


                   LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $   15,000              $      -0-
Distribution payable                          1,634                 105,443
Management fee payable                       15,000                  95,491
                                             31,634                 200,934

Partners' Capital:
 General Partner - 621
 Partnership units
 authorized, issued
 and outstanding                            482,086                 440,390

Limited Partners - 11,811
 Partnership units
 authorized, issued
 and outstanding                          9,161,568               8,367,837
                                          9,643,654               8,808,227

Total Liabilities and
 Partners' Capital                      $ 9,675,288             $ 9,009,161

Unaudited.  See accompanying notes.

                  CAPITALIZATION AND PARTNERS CAPITAL

                 URBAN IMPROVEMENT FUND LIMITED - 1973
                        (A Limited Partnership)

                                        June 30,                December 31,
                                          2000                      1999
General Partner Interest - 621
 Partnership units issued
 and outstanding                      $   621,316               $   621,316

Limited Partners' Interest -
 11,811 Partnership units
 issued and outstanding                11,811,000                11,811,000
                                       12,432,316                12,432,316

Offering Expenses                      (1,250,836)               (1,250,836)

Distributions to partners              (5,463,225)               (5,463,225)

Accumulated earnings through
 December 31, 1999                      3,089,972                 3,089,972

Income for the six-month
 period ended
 June 30, 2000                            835,427                       -0-
                                       (2,788,662)               (3,624,089)

Partners' Capital
 at End of Period                    $  9,643,654              $  8,808,227



Unaudited.  See accompanying notes.

                         STATEMENTS OF INCOME

                 URBAN IMPROVEMENT FUND LIMITED - 1973
                        (A Limited Partnership)

                              For the Three-Month          For the Six-Month
                                 Period Ended                 Period Ended
                                   June 30,                     June 30,
                              2000           1999        2000          1999

Revenues                   $ 44,829       $   7,217    $  59,586    $  11,398

Cost and expenses:

 Professional fees            7,500           7,500       15,000       15,000

 Management fee              15,000          15,000       30,000       30,000

 Other expense                8,958           7,218       21,760        7,218

 Amortization                 2,322           3,295        4,644        6,590
                             33,780          33,013       71,404       58,808

Income (loss)
 before equity in
 income of Local
 Limited
 Partnerships                11,049         (25,796)     (11,818)     (47,410)

Equity in income
 of Local Limited
 Partnerships               388,998         339,405      847,245      678,810

Net income                $ 400,047       $ 313,609    $ 835,427    $ 631,400

Allocation of net income:

Net income allocated to
 General Partner          $  20,000       $  15,680    $  41,696    $  31,570

Net income allocated to
 Limited Partners           380,047         297,929      793,731      599,830

                          $ 400,047       $ 313,609    $ 835,427    $ 631,400

Net income allocated to
 Limited Partners per
 Limited Partnership
 Unit (11,811 units
 outstanding at June 30,
 2000 and 1999)           $      32       $      25    $     67     $      51

Unaudited.  See accompanying notes.

                       STATEMENTS OF CASH FLOWS

                 URBAN IMPROVEMENT FUND LIMITED - 1973
                        (A Limited Partnership)

                              For the Three-Month          For the Six-Month
                                 Period Ended                 Period Ended
                                   June 30,                      June 30,
                              2000           1999          2000           1999

CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net income                 $ 400,047    $ 313,609     $ 835,427    $ 631,400
 Adjustments to
 reconcile net
 income to net
 cash used by
 operating
 activities:
  Amortization                  2,322        3,295         4,644        6,590
Equity in income
 of local limited
 partnerships                (388,998)    (339,405)     (847,245)    (678,810)
 Increase in
 distribution
 and affiliate
 receivable                   (75,000)         -0-       115,211         -0-
 Increase (decrease)
 in accounts payable,
 management fees
 payable and pay-
able to affiliates            (96,309)       (7,500)    (169,300)    (72,055)
 Total adjustments           (557,985)     (343,610)    (896,690)   (744,275)
 Net cash used by
 operating activities        (157,938)      (30,001)     (61,263)   (112,875)

CASH FLOWS FROM
INVESTING ACTIVITIES:
 Current period
 distributions                 28,789        50,664       28,789     50,664
 Net advances paid
 by (repaid from)
 local limited
 partnerships                (120,000)      (45,194)    (138,750)  (548,824)
 Net cash provided by
 investing activities         (91,211)        5,470     (109,961)  (498,160)

NET DECREASE IN CASH
 AND CASH EQUIVALENTS        (249,149)      (24,531)    (171,224)  (611,035)

CASH BALANCE AT
 BEGINNING OF
 PERIOD                     1,257,654       596,714    1,179,729  1,183,218

CASH BALANCE AT
 END OF PERIOD             $1,008,505     $ 572,183   $1,008,505 $  572,183



Unaudited.  See accompanying notes.

             NOTES TO SUMMARIZE FINANCIAL INFORMATION
                          June 30, 2000

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

The unaudited interim financial statements furnished in this report reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjust-ments are of a normal recurring nature.

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

                                                         Date PSI Became
                 Local Limited Partnerships              General Partner

                   Antonia Manor                           April 1975

                   Glenn Arms Associates                   April 1975

                   Hedin House Associates                  December 1978

                   Himbola Manor                           January 1980

                   Maria Manor                             April 1975

                   Marlton Manor Associates                April 1975

                   The Alexander                           April 1975

                   WOGO Associates of Fresno               August 1976

                   W Street Associates                     December 1977

Note 4 - Investments in Local Limited Partnerships - As of June 30, 2000 and December 31, 1999, the Partnership has investments in nineteen active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The investments in Local Limited Partnerships are comprised of:

                                 June 30, 2000     December 31, 1999

Capital contributions              $4,493,277       $ 4,493,277
Distributions                      (1,766,575)       (1,737,786)
Equity in losses                    4,567,959         3,720,714
Advances                              699,624           560,874
Unamortized costs
 of acquisitions                      568,611           573,255
                                  $ 8,562,896       $ 7,610,334

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $133,770 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $30,000 for the six months ended June 30, 2000 and 1999.

The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for June 30, 2000 and 1999, is summarized as follows:

                               For the Three Month        For the Six Month
                                  Period Ended               Period Ended
                                    June 30,                    June 30,
                               2000          1999          2000         1999

Distribution received
 from partnerships
 with zero investment:
  W Street                $   21,998   $     -0-      $   21,998      $   -0-

Repayment from
 (advances to)
 partnerships with
 zero investment
 Freedom Associates              -0-         -0-         (18,753)         -0-
 W Street                   (110,000)        -0-        (110,000)         -0-
                            (110,000)        -0-        (128,753)         -0-

Income from
 investments with
 non-zero investment:
 The Alexander               179,000     110,434         358,000      220,868
 Antonia Manor                58,000      26,337         116,000       52,674
 Glenn Arms                   36,000      32,678          72,000       65,356
 Hedin Associates              6,000      13,096          12,000       26,192
 Maria Manor                  95,000      78,626         190,000      157,252
 Marlton Manor, Ltd.         103,000      61,402         206,000      122,804
 (1)Sheridan IV                  -0-      15,178             -0-       30,356
 (1)Sheridan X                   -0-       1,294             -0-        2,588
 (1)WOGO II                      -0-         360             -0-          720
                             477,000     339,405         954,000      678,810

                           $ 388,998   $ 339,405       $ 847,245    $ 678,810

(1) On August 27, 1999, Sheridan Manor IV, Sheridan Manor X and WOGO II sold their real estate.

                          PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
       a) None

       b) The registrant has not filed a report on Form 8-K during the quarter ending June 30, 2000.

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