Form 10-K
period 2000-12-31
URBAN IMPROVEMENT FUND LTD 1973
filed 2001-06-27
CIK 102341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

3

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

Commission File Number 0-7761

URBAN IMPROVEMENT FUND LIMITED -- 1973

(Exact name of registrant as specified in its charter)

California 95-6442510

State or other jurisdiction of (I.R.S. Employer

incorporation or organization Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington 981013076

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2000: No established market value.

PART I

Item 1. Business

(a) General Development of Business - Urban Improvement Fund - 1973, a California limited partnership (the "Registrant"), was formed in 1973 for the purpose of investing, through Local Limited Partnerships, in federally and state-assisted low and moderate income housing projects. The Registrant's partnership agreement will terminate on December 31, 2014. The termination can be earlier or later with an approval of a majority of the partners. Units of Limited Partnership Interest were sold in a public offering to investors who require tax shelter for income from other sources. The Registrant acquired equity interests as a limited partner in twenty-six (26) such projects. Six of these projects were sold through trustee's sales (foreclosures). Edgewood II Associates' property was sold through a resyndication in 1984. The Edgewood II Associates partnership is still in existence with a note receivable for the sales proceeds of the property. Ogo Associates of Mountclef was sold during 1997 and OGO Associates of Los Arboles was sold during 1998. During 1999, Mystic Valley Associates, Sheridan Manor IV, Sheridan Manor X and WOGO Associates of Carondelet were sold. During December 2000, Freedom Associates filed bankruptcy.

During November 2000, four of the Partnerships, The Alexander, Antonia Manor, Maria Manor and Marlton Manor, sold their interests in real estate in a tax free exchange. During 2001, The Alexander and Marlton Manor reinvested the proceeds in properties that are conventional multifamily residential projects. Maria Manor and Antonia Manor did not reinvest the proceeds and will be liquidated in 2001. All remaining properties with activity are described in Item 2 hereof.

The Registrant's business over the last five years has been holding limited partnership interests in Local Limited Partnerships, which own and operate multi-family rental housing properties ("Properties") which receive one or more forms of assistance from the federal government.

The Registrant's investment objectives are to:

(1) preserve and protect capital;

(2) provide capital appreciation through increase in value of the Registrant's investments, subject to considerations of capital preservation and tax planning; and

(3) provide potential cash distributions from sales or refinancings of the Registrant's investments.

(b) Financial Information about Industry Segment -- The Registrant is engaged in only one line of business.

(c) Narrative Description of Business -- The real estate business is highly competitive. The Registrant competes with numerous established apartment owners and real estate developers of low-income housing having greater financial resources. There is additional risk of new construction occurring in areas where the Registrant has invested in existing government-assisted housing projects.

Moreover, the outlook for subsidized housing is not determinable, given existing and proposed federal legislation.

(d) Financial information about foreign and domestic operations and export sales -- The Registrant's income is entirely dependent upon distributions received from the limited partnerships in which it is a limited partner. An investment in government-assisted housing is subject to significant regulations. These regulations limit, among other things, the amount of return allowed on the initial equity investment, the manner in which such properties may be sold, and the persons to whom such properties may be sold. In 1987, fearing the loss of affordable housing units, Congress passed emergency legislation which prohibited prepayment of all FHA insured Section 236 or Section 221(d)(3) mortgages. Congress passed additional legislation in 1990 known as LIHPRHA (the Low Income Housing Preservation and Resident Homeownership Act). However, by 1995, Congress had determined the program was too expensive to continue. In March 1996, Congress changed the compensation program, severely limited funding, and restored the property owners' right to prepay the FHA mortgages and change the use of the properties under legislation known as the Housing Opportunity Program Extension Act of 1996. The General Partner has initiated steps to ensure that the Local Limited Partnerships comply with the provisions of LIHPRHA and subsequent legislation. See financial information in Item 6, Selected Financial Data, in this report.

Item 2. Properties.

A. The Registrant owns equity interests as a Limited Partner in the following real estate projects as of December 31, 2000:

BRIGHTON GARDENS APARTMENTS - The Partnership owns a 62-unit project located in the city of Boston, Massachusetts, consisting of two, six-story buildings. The project was constructed pursuant to authority granted by the Massachusetts Housing Finance Agency, with subsidy under Section 236 of the National Housing Act.

The property was financed by a mortgage issued by the Massachusetts Housing Finance Agency. The mortgage included regulatory agreements which set rental rates, limits distributions and requires monthly deposits to reserve for replacements. The mortgage also has interest subsidy from HUD which reduces the interest rate to approximately one percent.

FIRST BEDFORD-PINES APARTMENTS, LTD - The Partnership owns a 134-unit project located in Atlanta, Georgia, consisting of thirteen two-story buildings of masonry and wood. The project was rehabilitated under Section 236 of the National Housing Act. The mortgage is insured by HUD under Section 236 of the National Housing Act. The mortgage also has interest subsidies which reduces the interest rate to approximately one percent. The partnership also entered into a regulatory agreement which sets rental rates, limits distributions, and requires monthly deposits to reserves for replacements.

GLENN ARMS - The Partnership owns a 55 unit project located in Washington, D.C., consisting of two brick buildings rehabilitated under Section 236 of the National Housing Act. The mortgage is insured by HUD under Section 236 of the National Housing Act. The mortgage also has interest subsidies which reduces the interest rate to approximately one percent. The partnership also entered into a regulatory agreement which sets rental rates, limits distributions, and requires monthly deposits to reserves for replacements.

HEDIN ASSOCIATES - The Partnership owns a 48-unit project with a five story building rehabilitated under Section 236 of the National Housing Act. The building contains two commercial units. The project is located in Washington, D.C. The mortgage is insured by HUD under Section 236 of the National Housing Act. The mortgage also has interest subsidies which reduces the interest rate to approximately one percent. The partnership also entered into a regulatory agreement which sets rental rates, limits distributions, and requires monthly deposits to reserves for replacements.

HIMBOLA MANOR - The Partnership owns a 136-unit project located in Lafayette, Louisiana, consisting of eleven new two-story buildings. The project was constructed under Section 221(d)3 of the National Housing Act. The mortgage is insured by HUD under Section 221(d)3 of the National Housing Act. The partnership also entered into a regulatory agreement which sets rental rates, limits distributions, and requires monthly deposits to reserves for replacements.

RAP UP II B - The Partnership owns a 51-unit project rehabilitated under Section 236 of the National Housing Act. The building also has four commercial units. The project is located in Roxbury, Massachusetts.

The mortgage is insured by HUD under Section 236 of the National Housing Act. The mortgage also has interest subsidies from HUD which reduces the interest rate to approximately one percent. The partnership also entered into a regulatory agreement which sets rental rates, limits distributions and requires monthly deposits to reserves for replacement.

W STREET ASSOCIATES (CAPITAL MANOR) - The Partnership owns a 102-unit project with three four story buildings rehabilitated under Section 236 of the National Housing Act. The project is located in Washington, D.C. The mortgage is insured by HUD under Section 236 of the National Housing Act. The mortgage also has interest subsidies which reduces the interest rate to approximately one percent. The partnership also entered into a regulatory agreement which sets rental rates, limits distributions, and requires monthly deposits to reserves for replacements.

WOGO ASSOCIATES OF FRESNO - The Partnership owns a 219-unit project located in Fresno, California, consisting of an eight-story, brick and masonry building, rehabilitated under Section 221(d)3 of the National Housing Act. The mortgage is insured by HUD under Section 221(d)3 of the National Housing Act. The partnership also entered into a regulatory agreement which sets rental rates, limits distributions, and requires monthly deposits to reserves for replacements.

B. The Registrant's equity interests were sold or written off in the following real estate projects:

FREEDOM ASSOCIATES - The Partnership owned a 308-unit project located in the northeastern section of Baltimore, Maryland. The project included eighteen two-story rehabilitated masonry and frame buildings.

Freedom Associates filed for bankruptcy protection during 2000. The general partner believes that there is a significant possibility that the property will be foreclosed in 2001. Accordingly, the investment was written-off at December 31, 2000 for financial reporting purposes.

EDGEWOOD II ASSOCIATES - The Partnership owned a 258-unit project located in the northeast area of Washington, D.C., consisting of a new eleven-story building.

The property of Edgewood II Associates was sold during 1984. The sales price of $8,270,146 was composed of a cash payment of $1,215,000, the assumption of the underlying mortgage of $4,855,146 and an installment payment of $2,200,000 that was due on December 31, 2000 along with accrued interest. The registrant's share of the final installment is $1,650,000 with the balance due to the Local General Partner. Interest accrues at nine and one-half percent per annum and is payable on the anniversary date of the note to the extent of seventy-five percent of the property's distributable cash flow, as defined.

The property is currently under contract to sell in 2001. The Registrant's share of the proceeds will be approximately $1,770,000. The interest accrued in excess of the proceeds will not be collected.

C. The Registrant's equity interests were sold during 2000 in tax-free exchanges in the following real estate projects:

ANTONIA MANOR - The Partnership owned a 133-unit residential project (which included 2 commercial units) in a nine-story rehabilitated structure located in downtown San Francisco, California.

The property of Antonia Manor was sold in a tax-free exchange during 2000 resulting in a book gain of $2,763,107, which was deferred for tax purposes. The registrant's share of the net assets from the sale was $3,914,236.

MARIA MANOR - The Partnership owned a 119-unit project (which included 1 commercial unit) in a six-story rehabilitated structure, located in downtown San Francisco, California.

The property of Maria Manor was sold in a tax-free exchange during 2000 resulting in a book gain of $3,714,845 which was deferred for tax purposes. The registrant's share of the net assets from the sale was $5,210,047.

MARLTON MANOR ASSOCIATES - The Partnership owed a 151-unit project (which included 7 commercial units) in a six-story rehabilitated building, located in downtown San Francisco, California.

The property of Marlton Manor was sold in a tax-free exchange during 2000 resulting in a book gain of $2,896,052 which was deferred for tax purposes. The registrant's share of the net assets from the sale was $4,322,790.

THE ALEXANDER - The Partnership owned a 179-unit project (which included 1 commercial unit) in an eleven-story rehabilitated building, located in downtown San Francisco, California.

The property of The Alexander was sold in a tax-free exchange during 2000 resulting in a book gain of $4,895,076 which was deferred for tax purposes. The registrant's share of the net assets from the sale was $7,654,058.

During 2001, The Alexander and Marlton Manor purchased new properties. These projects were financed with conventional mortgages which are not insured by HUD or any state agency. Maria Manor and Antonia Manor did not reinvest the proceeds and will liquidate in 2001. The gain for tax purposes will be recognized in 2001.

The local limited partnerships which have regulatory agreements with HUD or MHFA own apartment complexes which are not materially impacted by changes in the competitive conditions in the areas where the properties are located. Although the apartment complexes must compete with other apartment complexes for tenants, the government subsidized interest and rent payments make it possible for tenants to rent the apartment units at below market rates.

The operations of the apartments are subject to the administrative directives, rules and regulations of federal, state and local agencies. Such directives, rules and regulations are subject to change by an act of Congress or administrative change mandated by HUD or MFHA. Such changes may occur with little notice or inadequate funding to pay for the related cost to comply with the change. In addition, HUD or MFHA set the rental rates that the apartments may charge tenants. There is no guarantee that rental rates will keep up with increases in expenses from year to year.

Incentive Management Fees

In one of the Local Limited Partnerships, the registrant has entered into an agreement with the local General Partner to provide an incentive management fee to the local General Partner. The payment is deducted from the registrant's cash distribution and recorded as an expense on the registrant's financial statements. There were no incentive management fees during 2000, 1999, 1998, 1997 or 1996.

Details of the agreement are as follows:

First Bedford-Pines Apartments - The local General Partner receives, as an incentive management fee, the following percentage of the registrant's cash distributions:

Amount Percentage

Up to $12,914 Zero

Over $12,914 50%

Occupancy Rates

Partnership 2000 1999 1998 1997 1996

Antonia Manor N/A 97% 96% 96% 98%

Brighton Gardens 99% 99% 99% 99% 99%

First Bedford-Pines Apts I 99% 98% 98% 98% 99%

Freedom Associates N/A 97% 97% 97% 97%

Glenn Arms Associates 99% 99% 99% 99% 100%

Hedin Associates 99% 92% 95% 95% 97%

Himbola Manor Associates 99% 99% 99% 99% 99%

Maria Manor Associates N/A 98% 98% 98% 99%

Marlton Manor N/A 98% 96% 96% 95%

RAP-UP IIB 98% 98% 99% 99% 99%

The Alexander N/A 98% 95% 95% 97%

Wogo Associates of Fresno 71% 71% 84% 84% 80%

W Street Associates 94% 90% 83% 83% 85%

Average Annual Rental Per Unit

Partnership 2000 1999 1998 1997 1996

Antonia Manor N/A $ 7,728 $ 7,491 $ 7,714 $ 7,900

Brighton Gardens $11,496 $ 7,951 $ 7,897 $ 7,916 $ 7,821

First Bedford-Pine Apts I $ 6,027 $ 5,938 $ 5,943 $ 5,644 $ 5,575

Freedom Associates N/A $ 4,348 $ 4,348 $ 3,622 $ 3,496

Glenn Arms Associates $10,051 $ 9,976 $10,036 $ 9,924 $10,031

Hedin Associates $ 6,825 $ 7,830 $ 7,677 $ 7,556 $ 7,857

Himbola Manor Associates $ 5,951 $ 5,936 $ 5,940 $ 6,346 $ 6,123

Maria Manor Associates N/A $ 8,943 $ 8,989 $ 8,912 $ 8,964

Marlton Manor N/A $ 8,524 $ 8,529 $ 8,291 $ 8,229

RAP-UP IIB $11,810 $11,407 $12,212 $12,369 $11,370

The Alexander N/A $ 8,000 $ 8,067 $ 7,781 $ 7,919

Wogo Associates of Fresno $ 7,447 $ 4,817 $ 5,902 $ 5,491 $ 5,262

W Street Associates $ 7,855 $ 7,044 $ 7,110 $ 6,495 $ 6,660

Realty Tax Information

Partnership Property Tax Partnership Property Tax

Brighton Gardens $55,179 Himbola Manor Associates $22,521

First Bedford Pine Apts I $57,251 RAP-UP IIB $30,851

Glenn Arms Associates $28,589 Wogo Associates of Fresno $34,894

Hedin Associates $ 8,051 W Street Associates $40,414

Federal Tax Basis Information

Federal Original Building Bldg. Improvements Personal Property

Partnership Tax Basis Method Life Method Life Method Life

Brighton Gardens $ 509,762 SL 27.5 200DB 7 200DB 5

First Bedford-Pine Apts I $ 43,491 SL 27.5 200DB 7 200DB 5

Glenn Arms Associates $ 633,140 SL 27.5 200DB 7 200DB 5

Hedin Associates $ 578,096 SL 27.5 200DB 7 200DB 5

Himbola Manor Associates $1,039,134 SL 27.5 200DB 7 200DB 5

RAP-UP IIB $ 341,353 SL 27.5 200DB 7 200DB 5

Wogo Associates of Fresno $1,572,383 SL 27.5 200DB 7 200DB 5

W Street Associates $ 598,282 SL 27.5 200DB 7 200DB 5

Item 3. Legal Proceedings.

There are no material legal proceedings pending, at this time, other than ordinary routine litigation incidental to the Registrant's business, including the Local Limited Partnerships in which the Registrant is a Limited Partner.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant's Securities and Related Security Holder

Matters.

(a) Market Information -- There is not a ready market for the transfer of limited partnership interests. Limited partnership interests may be transferred between individuals with the consent of the General Partner.

An affiliate of the General Partner purchased 25 units during the year ended December 31, 2000. The purchase price was $100 per unit.

In addition, fifteen partners transferred 560 units to other individuals or entities during the year ended December 31, 2000. The registrant does not have any details regarding the purpose or consideration involved in these transfers. These types of transfers are usually a result of the following actions:

A. Due to the divorce of the partner, the interest is fully or partially transferred to a spouse.

B. Due to tax planning, the interest is transferred to a trust.

C. Due to the death of the partner, the interest is transferred to a trust or the beneficiaries of the estate.

D. The interest is gifted to a charitable organization.

(b) Holders --

Title of Name & Address of Amount and Nature of % of

Class Beneficial Owner Beneficial Ownership Class

General Partner Interfinancial Real 621 Units 100%

Interest Estate Management Co. ($621,316)

1201 Third Avenue, Suite 5400

Seattle, Washington 981013076

Limited Partner Robert C. Johnson, Jr. 800 Units 6.773%

Interest Lubbock, Texas ($800,000)

597 Other Limited Partners 10,996 Units

($11,011,000) 93.227%

100%

Interfinancial Real Estate Management Company owned 592 units of Limited Partnership interest at December 31, 2000. An affiliate of Interfinancial Real Estate Management Company owned 25 units of Limited Partnership interest at December 31, 2000.

The Registrant has no officers or directors. Interfinancial Real Estate Management Company, the General Partner of the Registrant, is a corporation.

(c) There were cash distributions to partners of $249,990 and $4,015,046 for the years ended December 31, 2000 and 1999, respectively. There were no cash distributions during 1998, 1997 or 1996.

Item 6. Selected Financial Data

These statements do not include all disclosures required under generally accepted accounting principles; however, when read in conjunction with the related financial statements and notes thereto included under Item 8, the statements include all generally accepted accounting principles disclosures for the last three years.

Year Ended December 31,

2000 1999 1998 1997 1996

Interest income $ 71,306 $ 35,871 $ 8,536 $ 21,957 $ 9,159

Other income 0 29,068 100 0 0

71,306 64,939 8,636 21,957 9,159

Operating expenses:

Professional fees 109,646 35,790 29,000 26,500 29,245

Management fees 74,000 60,000 99,815 133,647 88,387

Liquidation fees 0 379,403 0 0 0

Other expenses 23,436 23,936 3,548 917 11,272

Amortization of costs of

acquisition 101,774 9,285 12,359 12,359 10,099

308,856 508,414 144,722 173,423 139,003

Loss before equity in

income of Local

Limited Partnerships (237,550) (443,475) (136,086) (151,466) (129,844)

Equity in income Local

Limited Partnerships 14,440,767 5,481,819 2,638,652 1,785,081 1,305,678

Net income $14,203,217 $5,038,344 $2,502,566 $1,633,615 $1,175,834

Allocation of net income:

Net income allocated

to General Partner 710,018 251,917 125,128 81,681 58,792

Net income allocated

to Limited Partners 13,493,199 4,786,427 2,377,438 1,551,934 1,117,042

$14,203,217 $5,038,344 $2,502,566 $1,633,615 $1,175,834

Net financial reporting income

per units:

General partnership units

(621 units outstanding

allocated to General

Partner) $ 1,143 $ 405 $ 201 $ 131 $ 95

Limited Partnership units

(11,796 units outstanding

allocated to Limited

Partners) $ 1,143 $ 405 $ 201 $ 131 $ 95

Total assets $22,802,550 $9,009,161 $7,958,152 $5,442,066 $3,741,448

Long-term obligations $ 0 $ 0 $ 0 $ 0 $ 0

Cash dividends $ 249,990 $4,015,046 $ 0 $ 0 $ 0

Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations.

The Registrant has followed the practice of investing available funds, not used in the purchase of properties or in operations, into short-term investments. Interest income resulted from such short-term investments. The Registrant is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partnerships for cash flow. As shown in the table below, the Partnership has received distributions in recent years (including interest payments from the sale of Edgewood II). This trend is expected to continue. The Registrant has advanced funds and received repayments of such advances from selected partnerships. The General Partner does not believe these net advances will significantly affect the operations of the Partnership.

2000 1999 1998 1997 1996

Urban's share

of distribution $ 105,075 $3,641,790 $1,304,143 $ 672,510 $219,132

Advances (made to)

repaid by

Local Limited

Partnerships $ (120,747) $ 835,802 $ (344,376) $(378,938) $ (1,754)

Under the terms of the Limited Partnership Agreement, the Registrant is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $74,000 at December 31, 2000 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Registrant recorded management fee expense of $74,000, $60,000, $99,815, $133,647 and $88,387 during 2000, 1999, 1998, 1997 and 1996, respectively. The Registrant will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Registrant from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. Liquidation fees of $379,403 were paid during 1999 from the sale of properties.

The Registrant has entered into incentive management agreements with the General Partner in one of the Local Limited Partnerships to pay a fee based on a percentage of surplus cash paid. These fees are to be paid from distributions received from these Local Limited Partnerships.

At December 31, 2000, the Registrant had investments in twelve active real estate limited partnerships as a Limited Partner. The Registrant carries such investments on the equity method of accounting. The Registrant discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Registrant intends to commit additional funds to the Local Limited Partnership. The equity in income of Local Limited Partnerships resulted from either Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses. The real estate of The Alexander, Antonia Manor, Maria Manor and Marlton Manor was sold during 2000 in a tax-free exchange, but the partnerships were still active at December 31, 2000. The real estate of Mystic Valley Associates, Sheridan Manor IV, Sheridan Manor X, and WOGO Associates of Carondelet was sold during 1999.

The real estate of OGO of Mountclef Associates was sold during 1997 and the real estate of OGO of Los Arboles was sold during 1998. The real estate of Edgewood II Associates was sold during 1984. The Partnership holds a note receivable that accrues interest from the sale of Edgewood II Associates.

The components of the Registrant's equity in net income of the Local Limited Partnerships for 2000, 1999, 1998, 1997 and 1996 is summarized as follows:

2000 1999 1998 1997 1996

Net repayment from (advances

to) Local Limited Partner-

ships with zero investments:

Los Arboles $ 0 $ 0 $ 0 $ 12,759 $ 9,907

Sheridan X 0 0 0 1,750 (1,754)

Mountclef 0 0 0 49,264 (3,102)

WOGO of Carondelet 0 0 0 0 (6,694)

WOGO of Fresno (2,500) (800) 32,000 (32,000) (12,257)

W Street Associates (110,000) (200,000) (712) 0 (3,500)

Distributions received from

Partnerships with zero

investments:

Himbola Manor 42,235 95,869 0 0 0

Mystic Valley 0 2,437,555 145,640 163,727 131,877

Sheridan X 0 365,369 0 23,488 0

Los Arboles 0 0 1,092,350 4,698 0

Mountclef 0 0 0 384,132 0

Sheridan IV 0 522,909 0 0 0

WOGO of Carondelet 0 351,231 0 0 0

Income (loss) from Partner-

ships with non-zero invest-

ments:

Alexander 4,895,076 716,099 441,737 431,482 350,632

Antonia Manor 2,763,107 233,915 105,348 242,085 221,936

Hedin House 65,883 24,749 52,384 50,647 47,695

Los Arboles 0 0 11,756 0 0

Maria Manor 3,714,845 380,382 314,505 264,988 259,026

Marlton Manor 2,896,052 411,502 245,606 177,547 224,127

Sheridan X 0 0 5,174 0 0

Sheridan IV 0 0 60,713 35,617 55,895

Glenn Arms 176,069 143,039 130,711 126,049 31,890

WOGO of Carondelet 0 0 1,440 (151,152) 0

Equity in income (loss)

of Local Limited

Partnerships $14,440,767 $5,481,819 $2,638,652 $1,785,081 $1,305,678

Interest received from

Edgewood II included

in interest income: $ 0 $ 0 $ 0 $ 5,838 $ 0

The actual combined losses of Local Limited Partnerships will generally decrease as depreciation and interest decreases and the Partnerships achieve stable operations. The distributions to the Partnership from Local Limited Partnerships are the result of the profitable operations of these Partnerships.

Liquidity

The Registrant's only source of cash flow is from distributions from its investments Local Limited Partnerships or the sale or refinancing of the Local Limited Partnerships. There are no current discussions with potential buyers or properties being actively marketed.

The Local Limited Partnerships have regulatory agreements which restrict distributions to the computation of surplus cash. The computation of surplus cash is calculated by subtracting accounts payable and accrued expenses from cash on hand at the end of the year. During the period 1996 to 2000, the registrant's cash distributions from Local Limited Partnerships totaled $5,942,650.

At December 31, 2000, the Registrant had management fees payable to the General Partner of $14,000. The Registrant has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

The Registrant is dependent upon distributions from its investments in Local Limited Partnership for cash flow. The Registrant may not be able to generate sufficient cash flow from operations or from distributions from its interests in Local Limited Partnerships to pay future obligations as they become due without additional financing or advances from the General Partner. The General Partner is under no obligation to advance additional funds to the Registrant. The General Partner, however, anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

Capital Resources

The General Partner believes that situations may arise where it would be advantageous to the Partnership to exchange properties in a tax-free transaction. The Registrant's basis in its properties has been reduced through depreciation deductions and other losses to levels substantially below the amount of debt secured by the properties. Additionally, the rental properties owned and operated by the Local Limited Partnerships have typically computed depreciation for financial reporting purposes using the straight-line method over the estimated economic useful life of the property. For income tax reporting purposes, depreciation generally has been computed over the same or shorter periods using accelerated methods. As a result, the carrying values of the Registrant's investments in Local Limited Partnerships are substantially greater for financial reporting purposes than for income tax reporting purposes. Upon sale or other disposition of a property by the Local Limited Partnership, the gain recognized by the Registrant for income tax reporting purposes may be substantially greater than the gain recorded for financial reporting purposes. Accordingly, if the properties are sold, the Partners may recognize taxable gain in excess of the cash available for distribution. If sale proceeds are reinvested in a manner which permits the original sale to be treated as a like-kind exchange, the Partners can defer this gain until the new property is sold. Additionally, the Registrant will receive the benefit of any cash flow or appreciation in value of the new property. If reinvestments were made, it is likely that the acquired properties would be conventional, multi-family residential projects.

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

Name Age Office

Paul H. Pfleger 65 Director/President

John M. Orehek 46 Director/Senior Vice President

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

Name Age Office

Paul H. Pfleger 65 Director/President

John M. Orehek 46 Director/Senior Vice President

Michael Fulbright 46 Secretary

(c) The Registrant has no employees.

(d) There are no family relationships between any directors or executive officers.

(e) The principal occupation and employment of each of the executive officers and directors of the General Partner are as follows:

Paul H. Pfleger, Director/President. Mr. Pfleger organized and was Chairman of the Board of Security Properties Inc. (formerly Security Pacific, Inc.) from 1969 to the present, except for a period between 1984 and 1986. Farmers Savings acquired Security Properties Inc. as a wholly-owned subsidiary during 1984 and sold the company back to the original owners during 1987. The major line of business of Security Properties Inc. is the administration of previously syndicated, subsidized multifamily residential real estate.

Mr. Pfleger was first elected an officer and director of the General Partner, Interfinancial Real Estate Management Company, in July 1981 and has maintained his dual status since that time.

Mr. Pfleger is the General Partner in more than 280 properties with approximately 38,000 housing units throughout the United States.

John M. Orehek, Director/Senior Vice President. Mr. Orehek is the Chief Executive Officer and President of Security Properties Investment Inc. From 1982 to 1987, he was employed by Security Properties Inc. (SPI) as President of First Columbia Corporation, its affiliated broker/dealer, and Senior Vice President of SPI. From 1987 to 1991, when he rejoined SPI, he was President of Hallmark Capital Partners, Ltd., a Seattle real estate development corporation. From 1979 to 1982 he was a member of the tax department in the Cleveland, Ohio and Seattle, Washington offices of Arthur Andersen & Co., Certified Public Accountants. He received a B.S. degree in Economics from Allegheny College, Meadville, Pennsylvania and a law degree from Case Western Reserve University School of Law. Mr. Orehek was first elected a director of the General Partner, Interfinancial Real Estate Management Company, during 1992.

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

Item 11. Executive Compensation

(a) The Registrant will not pay any salary or other remuneration to the officers of the General Partner of the Registrant.

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

Title of Name & Address of Amount and Nature of % of

Class Beneficial Owner Beneficial Ownership Class

General Partner Interfinancial Real 621 Units 100%

Interest Estate Management Co. ($621,316)

1201 Third Avenue, Suite 5400

Seattle, Washington 981013076

The General Partner owns 592 units of Limited Partner interest, and an affiliate of the General Partner owns 25 units of Limited Partner interest.

(b) No officers or directors of the general partner of the Registrant own an equity interest.

(c) No change in control of the Registrant is anticipated.

Item 13. Certain Relationships and Related Transactions

The Registrant recorded management fees of $74,000, $60,000, $99,815, $133,770 to the general partner during 2000, 1999, 1998, 1997 and 1996, respectively. The balance of accrued and unpaid management fees was $14,000 at December 31, 2000.

(a) There are no transactions in which the directors or officers of the General Partner or security holder of the registrant have a material interest.

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a) 1. Financial Statements:

Report of independent certified public accountants.

Balance Sheets at December 31, 2000 and 1999.

Statements of Income for the years ended December 31, 2000, 1999 and 1998.

Statements of Changes in Partners' Capital for the years ended December 31, 2000, 1999 and 1998.

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

Notes to Financial Statements.

(a) 2. Financial Statement Schedules:

Indebtedness of and to Related Parties

Real Estate and Accumulated Depreciation and Amortization of Local Limited Partnerships.

Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

FINANCIAL STATEMENTS OF UNCONSOLIDATED SUBSIDIARIES

FIFTY PERCENT OWNED PERSONS OR OTHER UNCONSOLIDATED PERSONS

ACCOUNTED FOR ON THE EQUITY METHOD

Separate financial statements of the limited partnerships accounted for on the equity method have been omitted because combined financial statements are included in Note 4 to the financial statements.

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

10.A. Copy of Agreement between Registrant, the General Partner and Income-Equities Corporation with respect to certain commitments made on behalf of the Registrant, incorporated by reference from Registration Statement on Form S-11 filed September, 1973.

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

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the last quarter of 2000.

(c) Exhibits:

Form 12b-25

(d) Financial Statement Schedules:

Indebtedness of and to Related Parties

Real Estate and Accumulated Depreciation and Amortization

of Local Limited Partnerships.

Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT) URBAN IMPROVEMENT FUND LIMITED -- 1973

BY: INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY

By: Date:

Paul H. Pfleger

Director/President

Interfinancial Real Estate Management Company

By: Date:

John M. Orehek

Director/Senior Vice President

Interfinancial Real Estate Management Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: Date:

Paul H. Pfleger

Director/President

Interfinancial Real Estate Management Company

By: Date:

John M. Orehek

Director/Senior Vice President

Interfinancial Real Estate Management Company

URBAN IMPROVEMENT FUND LIMITED -- 1973

SEATTLE, WASHINGTON

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

YEAR ENDED December 31, 2000

URBAN IMPROVEMENT FUND LIMITED -- 1973

(A Limited Partnership)

Form 10-K -- Items 14(a)(1) and (2)

Form 10-K -- Item 14(d)

INDEX TO FINANCIAL STATEMENTS

The following financial statements of Urban Improvement Fund Limited -- 1973 are included in Item 8, Item 14(a)(1)

Independent auditors' report F-3

Balance sheets at December 31, 2000 and 1999 F-4

Statements of income

for the years ended December 31, 2000, 1999 and 1998 F-5

Statements of changes in partners' capital

for the years ended December 31, 2000, 1999 and 1998 F-6

Statements of cash flows

for the years ended December 31, 2000, 1999 and 1998 F-7

Notes to financial statements F-8

The following financial statement schedules of Urban Improvement Fund Limited -- 1973 are included in Item 14(a)(2) and 14(d):

Indebtedness of and to Related Parties F-28

Real Estate and Accumulated Depreciation

of Local Limited Partnerships F-2

Mortgage Loans on Real Estate F-31

All other schedules are omitted because they are not applicable or required information is shown in the financial statements or notes thereto.

FINANCIAL STATEMENTS OF UNCONSOLIDATED SUBSIDIARIES

FIFTY PERCENT OWNED PERSONS OR OTHER UNCONSOLIDATED PERSONS

ACCOUNTED FOR ON THE EQUITY METHOD

Separate financial statements of the limited partnerships accounted for on the equity method have been omitted because combined financial statements are included in Note 4 to the financial statements.

INDEPENDENT AUDITORS' REPORT

To The Partners

Urban Improvement Fund Limited -- 1973

We have audited the accompanying balance sheets of Urban Improvement Fund Limited -- 1973 (a Limited Partnership), as of December 31, 2000 and 1999, and the related statements of income, changes in partners' capital and cash flows for the years ended December 31, 2000, 1999 and 1998, and the related schedules listed in Item 14(a)(2) of the annual report on Form 10-K of Urban Improvement Fund Limited -- 1973 for the years ended December 31, 2000, 1999 and 1998.  These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of two of Urban Improvement Fund Limited -- 1973's investments in local limited partnerships whose combined financial statements are included in Note 4. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, to the extent it relates to the amounts included for these local limited partnership , is based solely on the reports of the other auditors. Urban Improvement Fund Limited -- 1973's investment in these Partnerships were reduced to zero at December 31, 2000 and 1999.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited -- 1973 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the report of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required therein.

/s/Smith & Radigan, Certified Public Accountants, LLC

Atlanta, Georgia

May 31, 2001

INDEPENDENT AUDITORS' REPORT

To the Partners

Brighton Gardens Apartments LP

I have audited the accompanying balance sheets of Brighton Gardens Apartments LP as of December 31, 2000 and 1999, and the related statements of income, retained earnings and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brighton Gardens Apartments LP as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended in conformity with generally accepted accounting principles.

/s/Gerard P. Maher, CPA

Gerard P. Maher

Certified Public Accountant

Haver Hill, Massachusetts

February 22, 2001

INDEPENDENT AUDITOR'S REPORT

To the Partners

First Bedford-Pines Apartments, Ltd.

Needham, Massachusetts

We have audited the accompanying balance sheets of First Bedford-Pines Apartments, Ltd., HUD Project No. 061-44211, (a limited partnership) as of December 31, 2000, and the related statements of profit and loss, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on my audits.

We conducted out audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Bedford-Pines Apartments, Ltd. as of December 31, 2000, and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules and supporting material included in the report (shown on pages 16 to 18) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of the partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2001 on our consideration of First Bedford-Pines Apartments, Ltd.'s internal controls, a reported dated January 24, 2001 on its compliance with laws and regulations, and a report dated January 24, 2001 on its compliance with specific requirements applicable to fair housing and non-discrimination.

/s/Lloyd B. McManus, C.P.A., P.C.

January 24, 2001

Boston, Massachusetts

URBAN IMPROVEMENT FUND LIMITED -- 1973

(A Limited Partnership)

BALANCE SHEETS

ASSETS

December 31,

2000 1999

Cash and cash equivalents $ 733,661 $ 1,179,729

Distribution receivable 0 198,536

Receivable from affilates 103,887 20,562

Investments in and advances to Local

Limited Partnerships accounted for on

the equity method -- Note 4 21,965,002 7,610,334

$22,802,550 $ 9,009,161

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable $ 25,462 $ 0

Distribution payable 1,634 105,443

Management fee payable 14,000 95,491

41,096 200,934

Partners' capital -- Note 2

General Partner -- 621 Partnership units

authorized, issued and outstanding 1,025,658 440,390

Limited partners -- 11,796 Partnership

units authorized, issued and outstanding 21,735,796 8,367,837

22,761,454 8,808,227

Commitments and contingent liabilities --

Notes 3 and 5

$22,802,550 $ 9,009,161

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED -- 1973

(A Limited Partnership)

STATEMENTS OF INCOME

Year ended December 31,

2000 1999 1998

Interest income $ 71,306 $ 35,871 $ 8,536

Other income 0 29,068 100

71,306 64,939 8,636

Expenses:

Professional fees 109,646 35,790 29,000

Management fees -- Note 3 74,000 60,000 99,815

Liquidation fee 0 379,403 -0-

Other expenses 23,436 23,937 3,548

Amortization of costs of acquisition 101,774 9,284 12,359

308,856 508,414 144,722

Loss before equity in income

of Local Limited Partnerships (237,550) (443,475) (136,086)

Equity in income of Local

Limited Partnerships -- Note 4 14,440,767 5,481,819 2,638,652

Net income $14,203,217 $5,038,344 $2,502,566

Allocation of net income:

Net income allocated to

General Partner 710,018 251,917 125,128

Net income allocated to

Limited Partners 13,493,199 4,786,427 2,377,438

$14,203,217 $5,038,344 $2,502,566

Net financial reporting income

per units:

General partnership units

(621 units outstanding allocated

to General Partner) $ 1,143 $ 405 $ 201

Limited partnership units

(11,796 units outstanding

allocated to Limited Partners) $ 1,143 $ 405 $ 201

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED -- 1973

(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

General Limited

Partner Partners Total

Partners' capital at January 1, 1998 264,097 5,018,266 5,282,363

Net income -- 1998 125,128 2,377,438 2,502,566

Partners' capital at December 31, 1998 389,225 7,395,704 7,784,929

Net income -- 1999 251,917 4,786,427 5,038,344

Distributions -- 1999 (200,752) (3,814,294) $(4,015,046)

Partners' capital at December 31, 1999 440,390 8,367,837 8,808,227

Net income -- 2000 710,018 13,493,199 14,203,217

Distributions -- 2000 (124,750) (125,240) $ (249,990)

Partners' capital at December 31, 2000 $ 1,025,658 $21,735,796 $22,761,454

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED -- 1973

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

Year ended December 31,

2000 1999 1998

Net income $14,203,217 $ 5,038,344 $ 2,502,566

Adjustments to reconcile net income to

net cash used by operating activities:

Amortization of costs of acquisition 101,774 9,284 12,359

Increase in receivable from affiliates (83,325) (20,562) 0

Equity in income of local limited

partnerships (14,440,767) (5,481,819) (2,638,652)

Increase (decrease) in management

fee payable and accounts payable (56,032) (46,482) 39,880

Increase (decrease) in due to affiliate 0 (29,616) 4,294

(14,478,350) (5,569,195) (2,582,119)

Net cash provided (used) by operating

activities (275,133) (530,851) (79,553)

CASH FLOWS FROM INVESTING ACTIVITIES:

Current year distributions 303,611 3,602,797 1,585,837

Net advances repaid by (paid to) local

limited partnerships (120,747) 835,802 (344,376)

Net cash provided by investing

activities 182,864 4,438,599 1,241,461

CASH FLOWS FROM FINANCING ACTIVITIES:

Partnership distributions (353,799) (3,911,237) 0

NET INCREASE (DECREASE) IN CASH AND

CASH EQUIVALENTS (446,068) (3,489) 1,161,908

CASH BALANCE AT BEGINNING OF YEAR 1,179,729 1,183,218 21,310

CASH BALANCE AT END OF YEAR $ 733,661 $ 1,179,729 $ 1,183,218

The Notes to Financial Statements are an integral part of these statements.

Note 1 -- Organization and Accounting Policies

Organization

Urban Improvement Fund Limited -- 1973 (the Partnership) was formed under the California Uniform Limited Partnership Act on February 2, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,811 units of limited partnership interest pursuant to a public offering of such units which terminated in October 1973. The General Partner, Interfinancial Real Estate Management Company, invested $621,316.

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

Investment in and Advances to Local Limited Partnerships

As of December 31, 2000, the Partnership has investments in twelve active real estate limited partnerships (Local Limited Partnerships) which are accounted for on the equity method (Notes 4 and 5). The investment account represents the sum of the capital investments, advances and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

Initial and rent-up fees paid by the Partnership to the General Partner of the Local Limited Partnerships, deducted when paid for income tax purposes, are capitalized as costs of acquisition of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the useful lives (forty years) of the Local Limited Partnership's properties. Amortization is discontinued when the investment is reduced to zero.

The Partnership has an investment in one limited partnership that sold its real ate during 1984 (Note 5). This partnership, Edgewood II Associates, holds a note receivable for a portion of the sales proceeds.

Note 1 -- Organization and Accounting Policies -- Continued

The Partnerships' equity in income of the Local Limited Partnerships is summarized as follows:

For the Year Ended

December 31,

2000 1999 1998

Net repayment from (advances to) Local

Limited Partnerships with zero

investments: $ (112,500) $ (200,800) $ 31,288

Distributions received from Local Limited

Partnerships with zero investments: 42,235 3,772,933 1,237,990

Income from Local Limited Partnerships

with non-zero investments: 14,511,032 1,909,686 1,369,374

Equity in income of Local Limited

Partnerships $14,440,767 $5,481,819 $2,638,652

Significant accounting policies followed by the Local Limited Partnerships are summarized in Note 4.

Taxes on Income

No provision for taxes on income has been recorded, since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at December 31, 2000 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Note 2 -- Reconciliation Between Net Income and Partners' Capital (Deficit)

of the Partnership For Financial Reporting Purposes and Income

Tax Purposes

A reconciliation of the Partnership's net income for financial reporting purposes and the Partnership's net income for income tax reporting purposes follows:

For the Year Ended December 31,

2000 1999 1998

Net income for financial reporting purposes $ 14,203,217 $5,038,344 $2,502,566

Amortization of initial and rent-up fees

and other costs of acquisition capital-

ized for financial reporting purposes

and previously deducted for income tax

reporting purposes 101,774 9,284 12,359

Equity in income of Local Limited

Partnerships for income tax reporting

purposes in excess of that recognized

under the equity method for financial

reporting purposes. (12,888,449) 3,398,751 1,357,951

Other accrual adjustments 282,565 (83,580) 39,815

Net income as reported on the federal

income tax return $ 1,699,107 $8,362,799 $3,912,691

A reconciliation of the partners' capital for financial reporting purposes and the partners' capital (deficit) for income tax purposes follows:

Note 2 -- Reconciliation Between Net Income and Partners' Capital (Deficit)

of the Partnership For Financial Reporting Purposes and Income

Tax Purposes -- Continued

Year Ended December 31,

2000 1999 1998

Partners' capital for financial

reporting purposes $22,761,454 $ 8,808,227 $ 7,784,929

Commissions and offering expenses

capitalized for income tax pur-

poses and charged to capital for

financial reporting purposes 1,250,836 1,250,836 1,250,836

Unamortized portion of initial and

rent-up fees and other costs of

acquisition capitalized for finan-

cial reporting purposes and prev-

iously deducted for income tax

reporting purposes (471,451) (573,255) (971,651)

Equity in cumulative losses of

Local Limited Partnerships for

income tax purposes, in excess

of losses for financial reporting

purposes (20,968,062) (8,079,613) (11,089,252)

Other accrual adjustments 338,170 55,639 153,310

Partners' capital (deficit) as

reported on the federal income

tax return $ 2,910,947 $ 1,461,834 $ (2,871,828)

The Partnership has received a ruling from the Internal Revenue Service that the basis of the limited partners' interests in the Partnership will include the Partnership's allocable share of basis resulting from mortgage debt of the Local Limited Partnerships under Section 752 of the Internal Revenue Code.

Note 2 -- Reconciliation Between Net Income and Partners' Capital (Deficit)

of the Partnership For Financial Reporting Purposes and Income

Tax Purposes -- Continued

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

Note 3 -- Management of Urban Improvement Fund Limited -- 1973

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $74,000 at December 31, 2000, (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $74,000, $60,000, and $99,815, respectively, during 2000, 1999 and 1998.

Upon liquidation, unpaid management fees will have first priority to the proceeds. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. Liquidation fees of $379,403 were paid during 1999.

The General Partner of the partnership is a corporation which Paul H. Pfleger has a one-hundred percent interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger has a one-hundred percent interest, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2000, 1999 or 1998. In addition, as shown in the following table, PSI is the General Partner in nine of the remaining Local Limited Partnerships in which the Partnership has investments:

Note 3 -- Management of Urban Improvement Fund Limited -- 1973 -- Continued

Date PSI Became

Local Limited Partnerships General Partner

Antonia Manor April 1975

Glenn Arms Associates April 1975

Hedin House Associates December 1978

Himbola Manor January 1980

Maria Manor April 1975

Marlton Manor Associates April 1975

The Alexander April 1975

WOGO Associates of Fresno August 1976

W Street Associates December 1977

Note 4 -- Investments in and Advances to Local Limited Partnerships Accounted

for on the Equity Method

The Partnership has seventy-seven percent to ninety-nine percent interests in profits and losses of the twelve Local Limited Partnerships accounted for on the equity method. Investments in these Local Limited Partnerships were made in installments based typically on the stages of completion and/or occupancy.

Note 4 Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method Continued

Investments in and advances to the Local Limited Partnerships, accounted for on the equity method, are as follows:

Equity In Losses Not Costs of

Capital Income Recorded Acquisition Investment

Contributions (Losses) Subtotal (Note 1) Advances (Note 1) Net

December 31, 2000:

Antonia Manor $ 89,995 $ 3,824,241 $ 3,914,236 $ 0 $ 5,000 $ 0 $ 3,919,236

Brighton Gardens Apartments (Note 5) 370,000 (2,047,017) (1,677,017) 1,609,882 0 67,135 0

First Bedford-Pine Apts., Ltd. 275,485 (1,701,943) (1,426,458) 1,368,716 0 57,742 0

Glenn Arms Associates 223,877 264,930 488,807 0 44,862 16,160 549,829

Hedin Associates (48,964) 324,741 275,777 0 7,000 11,183 293,960

Himbola Manor, Ltd. (95,185) (12,854) (108,039) 55,325 0 52,714 0

Maria Manor 73,738 5,136,309 5,210,047 0 5,000 0 5,215,047

Marlton Manor Associates 102,317 4,220,473 4,322,790 0 5,000 0 4,327,790

RAP-UP II B 190,757 (447,560) (256,803) 226,767 0 30,036 0

The Alexander 99,364 7,554,694 7,654,058 0 5,082 0 7,659,140

WOGO Associates of Fresno 549,531 (1,019,647) (470,116) 220,737 163,383 85,996 0

W Street Associates 305,500 (793,217) (487,717) 7,342 446,295 34,080 0

Total $ 2,136,415 $ 15,303,150 $ 17,439,565 $ 3,488,769 $ 681,622 $ 355,046 $21,965,002

Reconciliation to combined statement of partners equity (deficit)

Urban Improvement Fund Limited 1973 capital

contributions less equity in losses $17,439,565

Flexible subsidy contributed by HUD 303,382

Urban Improvement Fund 1973's share

of combined equity of Local Limited Partnerships

per the accompanying statement $17,742,947

Note 4 -- Investments in and Advances to Local Limited Partnerships Accounted

for on the Equity Method -- Continued

Equity In Losses Not Costs of

Capital Income Recorded Acquisition Investment

Contributions (Losses) Subtotal (Note 1) Advances (Note 1) Net

December 31, 1999:

Antonia Manor $ 108,975 $ 1,061,134 $ 1,170,109 $ -0- $ 800 $ 12,562 $1,183,471

Brighton Gardens Apartments (Note 5) 370,000 (1,723,367) (1,353,367) 1,286,232 -0- 67,135 -0-

First Bedford-Pine Apts., Ltd. 275,485 (1,757,164) (1,481,679) 1,423,937 -0- 57,742 -0-

Freedom Associates (Note 5) 514,000 (2,266,542) (1,752,542) 1,636,107 -0- 116,435 -0-

Glenn Arms Associates 223,877 88,861 312,738 -0- 55,897 16,808 385,443

Hedin Associates (48,964) 258,858 209,894 -0- 7,000 12,115 229,009

Himbola Manor, Ltd. (52,950) (129,550) (182,500) 129,786 -0- 52,714 -0-

Maria Manor 84,318 1,421,464 1,505,782 -0- -0- 13,108 1,518,890

Marlton Manor Associates 117,842 1,324,421 1,442,263 -0- -0- 41,130 1,483,393

Mystic Valley Towers Associates (Note 5) (2,066,607) 2,066,607 -0- -0- -0- -0- -0-

RAP-UP II B 190,757 (545,345) (354,588) 324,552 -0- 30,036 -0-

Sheridan Manor IV (289,400) 289,400 -0- -0- -0- -0- -0-

Sheridan Manor X (506,419) 506,419 -0- -0- -0- -0- -0-

The Alexander 117,119 2,659,615 2,776,734 -0- -0- 33,394 2,810,128

WOGO Associates of Carondelet 164,624 (164,624) -0- -0- -0- -0- -0-

WOGO Associates of Fresno 549,531 (1,132,066) (582,535) 335,656 160,883 85,996 -0-

W Street Associates 305,500 (763,876) (458,376) 88,001 336,295 34,080 -0-

Total $ 57,688 $ 1,194,245 $ 1,251,933 $ 5,224,271 $ 560,875 $ 573,255 $7,610,334

Reconciliation to combined statement of partners equity (deficit)

Urban Improvement Fund Limited 1973 capital

contributions less equity in losses $ 1,251,933

Flexible subsidy contributed by HUD 1,168,171

Urban Improvement Fund 1973's share

of combined equity of Local Limited Partnerships

per the accompanying statement $ 2,420,104

Note 4 -- Investments in and Advances to Local Limited Partnerships Accounted

for on the Equity Method -- Continued

The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 2000 and 1999 and the related combined statements of income, partners' capital and cash flows and selected footnote disclosures from the audited financial statements for the years ended December 31, 2000, 1999 and 1998 are summarized as follows:

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

Assets

2000 1999

Cash $ 1,346,319 $ 1,085,018

Cash in escrow and other restricted funds 23,783,660 6,805,505

Accounts receivable 1,023,908 1,490,139

Prepaid expenses 162,606 152,877

Other assets 497,453 184,580

26,813,946 9,718,119

Property on the basis of cost:

Land 1,117,049 2,330,755

Buildings and improvements 20,046,034 38,098,215

21,163,083 40,428,970

Less -- accumulated depreciation (15,157,941) (26,159,639)

6,005,142 14,269,331

$ 32,819,088 $ 23,987,450

Liabilities and Partners' Capital

Mortgage notes payable $11,147,906 $16,739,659

Accounts payable and accrued expenses 1,555,064 2,141,780

Advances from Urban Improvement Fund

Limited -- 1973 681,622 560,875

Advances from general partners 227,948 227,948

Notes payable 741,378 1,297,454

Advances from and payable to affiliates 23,425 23,425

Tenants' security and other deposits 167,694 309,913

14,545,037 21,301,054

Partners' capital per accompanying statements 18,274,051 2,686,396

$ 32,819,088 $ 23,987,450

Note 4 -- Investments in and Advances to Local Limited Partnerships Accounted

for on the Equity Method -- Continued

COMBINED STATEMENTS OF INCOME OF LOCAL LIMITED PARTNERSHIPS

December 31,

2000 1999 1998

Revenue:

Net rental income $10,522,897 $14,957,928 $16,677,495

Financial 397,845 471,234 943,900

Other 183,107 228,535 395,621

11,103,849 15,657,697 18,017,016

Expenses:

Administrative 2,353,841 3,153,950 3,361,257

Utilities 1,458,002 2,148,680 2,498,739

Operating 2,405,204 3,620,908 3,974,421

Taxes and insurance 983,023 1,484,673 1,783,978

Financial expenses 1,147,762 938,077 1,800,576

Depreciation and amortization 1,067,944 1,640,348 1,852,350

Other expenses 275,294 152,701 278,666

9,691,070 13,139,337 15,549,987

Net income before gain on

sale of property 1,412,779 2,518,360 2,467,029

Gain on sale of property 14,283,454 9,330,863 2,183,746

Net income $15,696,233 $11,849,223 $ 4,650,775

Note 4 -- Investments in and Advances to Local Limited Partnerships Accounted

for on the Equity Method -- Continued

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) OF LOCAL LIMITED

PARTNERSHIPS -- CONTINUED

Urban

Improvement Other

Fund Limited Limited General

1973 Partners Partners Total

Partners' capital (deficit)

at January 1, 1998 $(3,992,776) $ (971,879) $(1,019,245) $(5,983,900)

Cash distributions (1,304,143) (11,646) (1,028,249) (2,344,038)

Net income -- 1998 3,507,731 36,611 1,106,433 4,650,775

Partners' capital (deficit)

at December 31, 1998 (1,789,188) (946,914) (941,061) (3,677,163)

Cash distributions (3,641,790) (4,037) (1,839,837) (5,485,664)

Net income -- 1999 7,851,082 906,066 3,092,075 11,849,223

Partners' capital (deficit)

at December 31, 1999 2,420,104 (44,885) 311,177 2,686,396

Cash distributions (105,075) (1,778) (1,725) (108,578)

Net income -- 2000 15,427,918 27,167 241,148 15,696,233

Partners' capital (deficit)

at December 31, 2000 $17,742,947 $ (19,496) $ 550,600 $18,274,051

Note 4 -- Investments in and Advances to Local Limited Partnerships Accounted

for on the Equity Method -- Continued

STATEMENT OF CASH FLOWS

December 31,

2000 1999 1998

Net income $ 15,696,233 $11,849,223 $ 4,650,775

Adjustments to reconcile net

income to net cash provided (used)

by operating activities:

Gain on sale (14,283,454) (9,858,451) (3,874,391)

Depreciation and amortization 1,067,944 1,640,348 1,852,350

Decrease (increase) in escrows,

restricted deposits and

receivables, prepaid expenses

and other assets (16,834,526) 831,902 37,950

Increase (decrease) in accounts

payable, accrued expenses,

tenant security deposit

liability and other liabilities (718,935) (715,309) 147,903

Total adjustments (30,768,971) (8,101,510) (1,836,188)

Net cash provided (used) by

operating activities (15,072,738) 3,747,713 2,814,587

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures (327,919) (2,504,843) (1,852,350)

Proceeds from sale of assets 21,807,618 19,445,734 2,800,000

Net cash provided by

investing activities 21,479,699 16,940,891 947,650

CASH FLOWS FROM FINANCING ACTIVITIES:

Mortgage principal payments (5,591,753) (13,756,608) (1,580,168)

Distributions paid (108,578) (5,485,664) (2,344,038)

Advances from (repayments to) affiliates 120,747 (843,602) 309,376

Proceeds from (repayments on) notes

payable (566,076) (1,293,476) 209,796

Net cash used by financing

activities (6,145,660) (21,379,350) (3,405,034)

NET INCREASE (DECREASE) IN CASH AND

CASH EQUIVALENTS 261,301 (690,746) 357,203

CASH BALANCE AT BEGINNING OF YEAR 1,085,018 1,775,764 1,418,561

CASH BALANCE AT END OF YEAR $ 1,346,319 $ 1,085,018 $ 1,775,764

SUPPLEMENTAL INFORMATION REGARDING INTEREST

PAYMENTS IS AS FOLLOWS:

Interest paid, net of subsidy $ 606,007 $ 757,384 $ 749,758

Note 4 -- Investments in and Advances to Local Limited Partnerships Accounted

for on the Equity Method -- Continued

A reconciliation between combined income for financial reporting purposes and the combined income for income tax purposes follows:

December 31,

2000 1999 1998

Combined net income for financial

reporting purposes $15,696,233 $11,849,223 $4,650,775

Equity in deductions taken by Local

Limited Partnerships for tax purposes

in excess of loss for financial

reporting purposes (12,032,498) 699,557 743,182

Accrual adjustments for financial

reporting purposes 9,373 100,253 41,856

Combined income for income tax

purposes $ 3,673,108 $12,649,033 $5,435,813

A reconciliation of combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax purposes follows:

December 31,

2000 1999 1998

Combined partners' capital (deficit)

for financial reporting purposes $ 18,274,051 $ 2,686,396 $(3,677,163)

Carrying costs during construction

capitalized for financial reporting

purposes, excess of depreciation for

tax purposes and accrual adjustments

for financial reporting purposes (14,163,246) (2,140,121) (537,865)

Combined partners' capital (deficit) for

income tax purposes as reported on

the federal income tax returns $ 4,110,805 $ 546,275 $ (4,215,028)

Note 4 -- Investments in and Advances to Local Limited Partnerships Accounted

for on the Equity Method -- Continued

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

Mortgage Notes Payable

The Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) and the Massachusetts Housing Finance Agency (MHFA) totaling $11,147,906 at December 31, 2000 ($7,884,522 by HUD and $3,263,384 by MHFA) and $16,739,659 at December 31, 1999 ($11,916,965 by HUD and $4,822,694 by MHFA). The mortgage notes payable are secured by deeds of trust on rental property and bear interest at rates from approximately seven percent to eight and one-half percent per annum. The mortgages are payable in monthly installments of principal and interest aggregating approximately $144,000 over periods of forty years. HUD will make interest reduction payments on the mortgages of five Local Limited Partnerships which have mortgages insured under Section 236 in amounts which will reduce the mortgage payments to those required for mortgages carrying a one percent interest rate.

During March 2000, Brighton Gardens Partnership obtained a supplemental mortgage in the amount of $2,139,898 to be matured coincidental with the existing mortgage. The interest rate is 8.1 percent and will terminate in April 2017. Additionally, the monthly principal and interest payment of $19,350 is an MHFA fee of five percent or $892 per month. Loan costs of approximately $4,000 were expensed.

Note 4 -- Investments in and Advances to Local Limited Partnerships Accounted

for on the Equity Method -- Continued

The scheduled principal reductions for the next five years are as follows:

Year Ended December 31, Amount

2001 $ 441,369

2002 476,105

2003 512,294

2004 551,272

2005 593,197

Beyond 8,573,669

$11,147,906

National Housing Act Subsidies and Restrictions

Under terms of the regulatory agreement with HUD and MHFA, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by HUD. As of December 31, 2000, approximately $172,000 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by HUD.

Five Local Limited Partnerships (LLP's) entered into flexible subsidy contracts with HUD. Under the terms of the contracts, HUD contributed $1,226,162 to the Local Limited Partnerships between 1980 and 1982. These amounts were allocated $1,168,171 to Urban Improvement Fund Limited -- 1973 and $57,989 to other partners. The partners contributed $138,805 in 1981 and 1980 to the capital of the LLP's. Such funds were used for improving LLP properties. Four of these properties, representing $922,780 allocated to Urban '73, were sold during 2000.

All of the Local Limited Partnerships have entered into rent supplement and/or Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will

Note 4 -- Investments in and Advances to Local Limited Partnerships Accounted for

on the Equity Method -- Continued

pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 2000, 1998 and 1998, the Local Limited Partnerships received approximately $6,280,000, $6,502,000 and $6,909,000, respectively, in rent supplement and Section 8 funds.

The notes payable represent residual receipts notes payable by several Local Limited Partnerships and flexible subsidy notes due to HUD. These residual receipts notes are payable to the former general partners upon sale of the property after a provision for income taxes resulting from the gain from such sales and the return of contributed capital and advances plus interest to the Partnership. The residual receipt notes payable totaled $741,378 and $1,297,454 at December 31, 2000 and 1999, respectively. Of the residual receipts notes payable, $700,659 is included in the next assets of the properties sold in the tax-free exchange. These will be repaid in 2001.

The flexible subsidy notes are for the repair of damage attributable to the Southern California earthquake of 1994. The balance payable was paid in full in 1999 upon completion of the sale of the assets of Sheridan Manor IV and WOGO Associates of Carondelet.

Management

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees of approximately five percent to fifteen percent of the gross revenues of the respective projects. Most of the management agents are affiliated with or are the general partners of the Local Limited Partnerships. Details of the management contracts are as follows:

Affiliate

Percent of 2000 of General

Partnership Revenues Expense Partner

Brighton Gardens 6.80% $38,101 Yes

First Bedford Pines Apts. I 7.00% $56,024 Yes

Glenn Arms Associates 7.00% $37,951 No

Hedin Associates 6.50% $28,787 No

Himbola Manor Associates 7.47% $37,781 No

RAP-UP II B 6.00 $34,790 Yes

WOGO Associates of Fresno 4.81% $52,595 No

W Street Associates 8.50% $63,641 No

Note 5 -- Sale of the Assets of Edgewood II Associates

The property of Edgewood II Associates was sold during 1984. The sales price of $8,270,146 was composed of a cash payment of $1,215,000, the assumption of the underlying mortgage of $4,855,146 and an installment payment of $2,200,000 that is due on December 31, 2000 along with accrued interest. Urban 73's share of the final installment is $1,650,000 with the balance due to the Local General Partner. Interest accrues at nine and one-half percent per annum and is payable on the anniversary date of the note to the extent of seventy five percent of the property's distributable cash flow. The gain on the sale of the real estate is recognized on the cost recovery method to first recognize the recovery of the asset value, then recognize the gain as the proceeds are received. For the years ended December 31, 2000, 1999 and 1998, the Partnership has not received or recorded interest income. The Partnership advanced $75,000 to Edgewood II Associates in 2000 for legal fees associated with the past due note.

The property is currently under contract to sell in 2001. The Registrant's share of the proceeds will be approximately $1,770,000. The interest accrued in excess of the proceeds will not be collected.

Note 6 -- Sale of Assets of OGO of Los Arboles

The property of OGO Associates of Los Arboles was sold during 1998 resulting in a gain of $2,183,746. Urban '73's share of the distribution from the sale was $1,092,350. In addition, Urban 73 received advance repayments of $17,126.

Note 7 -- Sale of the Assets of Mystic Valley Towers Associates

The property of Mystic Valley Towers Associates was sold during 1999 resulting in a gain of $8,015,602. Urban '73's share of the distribution from the sale was $2,437,555.

Note 8 -- Sale of the Assets of Sheridan Manor IV

The property of Sheridan Manor IV was sold during 1999 resulting in a gain of $530,657. Urban '73's share of the distribution from the sale was $605,782. In addition, Urban '73 received advance repayments of $133,793.

Note 9 -- Sale of the Assets of Sheridan Manor X

The property of Sheridan Manor X was sold during 1999 resulting in a gain of $404,556. Urban '73's share of the distribution from the sale was $348,995. In addition, Urban '73 received advance repayments of $21,549.

Note 10 -- Sale of the Assets of WOGO Associates of Carondelet

The property of WOGO Associates of Carondelet was sold during 1999 resulting in a gain of $380,048. Urban '73's share of the distribution from the sale was $102,925. In addition, Urban '73 received advance repayments of $907,492.

Note 11 - Sale of the assets of The Alexander

The property of The Alexander was sold in a tax-free exchange during 2000 resulting in a book gain of $4,895,076, which was deferred for tax purposes. The partnership's share of the net assets from the sale was $7,654,058.

Note 12 - Sale of the assets of Antonia Manor

The property of Antonia Manor was sold in a tax-free exchange during 2000 resulting in a book gain of $2,763,107, which was deferred for tax purposes. The partnership's share of the net assets from the sale was $3,914,236.

Note 13 - Sale of the assets of Maria Manor

The property of Maria Manor was sold in a tax-free exchange during 2000 resulting in a book gain of $3,714,845 which was deferred for tax purposes. The partnership's share of the net assets from the sale was $5,210,047.

Note 14 - Sale of the assets of Marlton Manor

The property of Marlton Manor was sold in a tax-free exchange during 2000 resulting in a book gain of $2,896,052 which was deferred for tax purposes. The partnership's share of the net assets from the sale was $4,322,790.

Note 15 - Write-Off of Freedom Associates

Freedom Associates filed for bankruptcy protection during 2000 due to continuing losses from operations. The General Partner of Urban '73 believes that the property will be foreclosed during 2001. Therefore, the investment was written-off for financial reporting purposes at December 31, 2000.

Note 16 - Selected Quarterly Financial Data

The following is a summary of unaudited financial data regarding the Company's quarterly results of operations:

First Second Third Fourth

2000 Quarter Quarter Quarter Quarter Total

Income (loss) before equity

in income of local

limited partnerships $ (22,867) $ 11,049 $ (22,647) $ (203,085) $ (237,550)

Equity in income of local

limited partnerships 458,250 388,998 519,241 13,074,278 14,440,767

Net income $ 435,383 $ 400,047 $ 496,594 $12,871,193 $14,203,217

Income per LP unit $ 35 $ 32 $ 40 $ 1,036 $ 1,143

First Second Third Fourth

1999 Quarter Quarter Quarter Quarter Total

Loss before equity

in income (loss)

of local limited

partnerships $ (21,614) $ (25,796) $ (28,033) $ (368,032) $ (443,475)

Equity in income of

local limited

partnerships 339,405 339,405 1,572,429 3,230,580 5,481,819

Net income (loss) $ 317,791 $ 313,609 $1,544,396 $2,862,548 $5,038,344

Income (loss) per

LP unit $ 26 $ 25 $ 124 $ 230 $ 405

URBAN IMPROVEMENT FUND LIMITED -- 1973

(A Limited Partnership)

INDEBTEDNESS OF RELATED PARTIES

December 31,

2000 Change 1999 Change 1998

Advances to (repayments

from) Local Limited

Partnerships:

Antonia Manor $ 5,000 $ 4,200 $ 800 $ 800 $ 0

Glenn Arms 44,862 (11,035) 55,897 18,432 37,465

Hedin House 7,000 0 7,000 7,000 0

Maria Manor 5,000 5,000 0 0 0

Marlton Manor 5,000 5,000 0 0 0

Sheridan Manor IV 0 0 0 (133,793) 133,793

Sheridan Manor X 0 0 0 (21,549) 21,549

The Alexander 5,082 5,082 0 0 0

WOGO of

Carondelet 0 0 0 (907,492) 907,492

WOGO of Fresno 163,383 2,500 160,883 800 160,083

W-Street

Associates 446,295 110,000 336,295 200,000 136,295

$ 681,622 $ 120,747 $560,875 $(835,802) $1,396,677

All advances are included in the balance sheet caption "Investments in and advances to Local Limited Partnerships accounted for on the equity method." See Note 4 to financial statements.

December 31,

2000 Change 1999 Change 1998

Payable to affiliate:

Management fee

payable to

General Partners $ 14,000 $(81,491) $ 95,491 $ (46,482) $ 141,973

URBAN IMPROVEMENT FUND LIMITED 1973

(A Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS -- COMBINED WORKPAPERS

December 31, 2000

Depreciation

Date of in Latest

Description Building & Accumulated Completion of Date Income Statement

Partnership/location No. of Units Land Improvement(B) Total Depreciation Construction Acquired is Computed

Brighton Gardens Apts

Brighton, MA 62 apartment 322,929 1,830,882 2,153,811 (1,548,365) 1975 1973 5-40 years

First Bedford-Pine Apts

Atlanta, GA 134 apartment 43,491 2,414,932 2,458,423 (2,414,932) 1974 1973 25 years

Glenn Arms Associates

Washington, DC 55 apartment 125,898 1,674,427 1,800,325 (1,167,911) 1975 1973 3-25 years

Hedin Associates 48 apartment

Washington, DC 1 commercial 38,600 1,388,691 1,427,291 (797,350) 1974 1973 5-30 years

Himbola Manor

LaFayette, LA 136 apartment 111,000 2,960,337 3,071,337 (2,355,405) 1974 1973 3-25 years

RAP-UP II B 51 apartment

Roxbury, MA 4 commercial 23,097 1,466,961 1,490,058 (1,176,705) 1974 1973 7-20 years

WOGO Associates of Fresno 219 apartment

Fresno, CA 12 commercial 395,680 5,092,333 5,488,013 (3,488,175) 1974 1973 5-30 years

W-Street Associates

Washington, D.C. 102 apartment 56,354 3,217,471 3,273,825 (2,209,098) 1975 1973 5-30 years

$1,117,049 $20,046,034 $21,163,083 $(15,157,941)

Building & Total Accumulated

Land Improvement Cost Depreciation

Balance at January 1, 1999 $ 3,085,398 $ 61,650,270 $ 64,735,668 $ 41,761,689

Additions during year 0 1,557,186 1,557,186 1,622,208

Deletions during year (754,643) (25,109,241) (25,863,884) (17,224,258)

Balance at December 31, 1999 2,330,755 38,098,215 40,428,970 26,159,639

Additions during year 0 327,919 327,919 1,025,248

Deletions during year (1,213,706) (18,380,100) (19,593,806) (12,026,946)

Balance at December 31, 2000 $ 1,117,049 $ 20,046,034 $ 21,163,083 $ 15,157,941

URBAN IMPROVEMENT FUND LIMITED 1973

(A Limited Partnership)

MORTGAGE LOANS ON REAL ESTATE

December 31, 2000

Outstanding Gross Net

Description Mortgage Interest Interest Gross Interest Net Maturity Insured

Partnership/Location No. of Units Balance Rate Rate Payment Subsidy Payment Date By

Brighton Gardens Apts $ 1,168,848 8.402% 1.00% $ 11,439 $ 5,193 Apr 2017 MHFA

2,094,536* 8.10% 8.10% 19,350 0 $ 19,350 Apr 2017 MHFA

Brighton, MA 62 apartment $ 3,263,384

First Bedford-Pine Apts

Atlanta, GA 134 apartment 1,457,617 7.00% 1.00% 13,358 8,313 5,045 Jun 2015 HUD

Glenn Arms Associates

Washington, DC 55 apartment 670,940 7.00% 1.00% 5,974 3,825 2,149 Mar 2016 HUD

Hedin Associates 48 apartment

Washington, DC 1 commercial 512,422 7.00% 1.00% 4,845 3,082 1,763 Jun 2014 HUD

Himbola Manor

LaFayette, LA 136 apartment 1,319,811 7.75% 7.75% 13,451 0 13,451 Feb 2015 HUD

RAP-UP II B 51 apartment

Roxbury, MA 4 commercial 767,278 7.00% 1.00% 7,008 4,361 2,647 Aug 2014 HUD

WOGO Associates of Fresno 219 apartment

Fresno, CA 12 commercial 1,948,509 7.00% 1.00% 18,626 0 18,626 Jun 2014 HUD

W-Street Associates

Washington, D.C. 102 apartment 1,207,945 7.00% 1.00% 10,961 6,775 4,186 Sep 2015 HUD

$ 7,884,522

*Refinanced with MHFA during 2000, see Note 4.