Form 10QSB
period 2001-03-31
URBAN IMPROVEMENT FUND LTD 1973
filed 2001-06-27
CIK 102341

[COMMENT1]	UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended March 31, 2001

	OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

	Commission File Number 0-7761

	         URBAN IMPROVEMENT FUND LIMITED ? 1973
	(Exact name of small business issuer as specified in its charter)

          California          	    95-6442510
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington	     98101?3076
     (Address of principal executive offices)	(ZIP code)

Registrant's telephone number, including area code:	  (206) 622-9900


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject
    to such filing requirements for the past 90 days.  Yes   X     No      .



	PART I ? FINANCIAL INFORMATION

	Item 1 ? Financial Statements

	BALANCE SHEETS

	URBAN IMPROVEMENT FUND LIMITED ? 1973
	(A Limited Partnership)



	ASSETS

	March 31,	December 31,
	   2001    	   2000

Cash				$    542,790	$    733,661

Receivable from affiliates	105,317	103,887

Investments in and advances to Local
  Limited Partnerships accounted for
  on the equity method	 22,257,463	 21,965,002

					$22,905,570	$22,802,550


	LIABILITIES AND PARTNERS? CAPITAL

Accounts payable	$     7,500	$    25,462

Distribution payable	1,634	1,634

Management fee payable	    14,000	    14,000
					23,134	41,096

Partners' Capital:

General Partner - 621 Partnership units
authorized, issued and outstanding	1,029,710	1,025,658

Limited Partners - 11,796 Partnership
units authorized, issued and outstanding	 21,852,726	 21,735,796
					 22,882,436	 22,761,454

Total Liabilities and Partners' Capital	$22,905,570	$22,802,550














Unaudited.  See accompanying notes.

	CAPITALIZATION AND PARTNERS CAPITAL

	URBAN IMPROVEMENT FUND LIMITED ? 1973
	(A Limited Partnership)




	March 31,	December 31,
	   2001    	   2000
General Partner Interest ? 621
Partnership units issued
and outstanding	$   621,316	$   621,316

Limited Partners? Interest ? 11,811
Partnership units issued and
outstanding	 11,811,000	 11,811,000
					12,432,316	12,432,316

Offering expenses	(1,250,836)	(1,250,836)

Distributions to partners	(5,713,215)	(5,713,215)

Accumulated earnings through
December 31, 2000	17,293,189	17,293,189

Income for the three-month period ended
March 31, 2001	    120,982	           0
	 10,450,120	 10,329,138

Partners? Capital at End of Period	$22,882,436	$22,761,454



















Unaudited.  See accompanying notes.

	STATEMENTS OF INCOME

	URBAN IMPROVEMENT FUND LIMITED ? 1973
	(A Limited Partnership)


			   For the Three-Month
	      Period Ended
	        March 31,
	   2001  		   2000

Revenues								$  21,731	$  14,757

Cost and expenses:

  Professional fees		7,500	7,500

  Management fee				15,000	15,000

  Other expense				15,675	12,082

Amortization					    1,037	    2,322
											39,212	37,624

Loss before equity in income
of Local Limited Partnerships	(17,481)	(22,867)

Equity in income of Local
Limited Partnerships	   138,463	  458,250

Net income							$  120,982	$ 435,383

Allocation of net income:

  Net income allocated to
General Partner		$    5,444	$  21,764

  Net income allocated to
Limited Partners		   115,538	  413,619

	$  120,982	$ 435,282

Net income allocated to Limited
  Partners per Limited Partnership
Unit (11,811 units outstanding
at March 31, 2001 and 2000)	$        8	$      35




Unaudited.  See accompanying notes.

	STATEMENTS OF CASH FLOWS

	URBAN IMPROVEMENT FUND LIMITED ? 1973
	(A Limited Partnership)


			   For the Three-Month
	      Period Ended
	        March 31,
	   2001  		   2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income						$ 120,982	$ 435,383
Adjustments to reconcile net
income to net cash used by
operating activities:
Amortization			1,037	2,322
Equity in income of local limited partnerships	(138,463)	(458,250)
(Increase) decrease in receivable	1,430	20,562
Decrease in distribution receivable	0	169,649
Increase (decrease) in accounts payable,
	management fees payable and payable to
	affiliates			   (20,820)	   (72,991)
  Total adjustments	  (156,816)	  (338,708)
    Net cash used by operating activities	(35,834)	96,675

CASH FLOWS FROM INVESTING ACTIVITIES:
Net advances paid to local limited partnerships	    (155,037)	   (18,750)
    Net cash provided by investing
      activities	    (155,037)	   (18,750)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(190,871)	77,925

CASH BALANCE AT BEGINNING OF PERIOD	    733,661	  1,179,729

CASH BALANCE AT END OF PERIOD	$   542,790	$ 1,257,654















Unaudited.  See accompanying notes.

	NOTES TO SUMMARIZE FINANCIAL INFORMATION
	March 31, 2001

	URBAN IMPROVEMENT FUND LIMITED - 1973
	(A Limited Partnership)

Note 1 - Organization ? Urban Improvement Fund Limited - 1973
       (the Partnership) was formed under the California Uniform Limited
        Partnership Act on February 2, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,811 units of limited partnership interest pursuant to a public offering of such units which terminated in October, 1973. The General Partner, Interfinancial Real Estate Management Company invested $621,316.

264:    The Urban Improvement Fund Limited 1973 prospectus, dated
       September 27, 1973, specified that the General Partner has approximately five percent interest in profits, losses and special allocations, and the limited partners will share the remaining interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

Note 2 - Method of Accounting ? As of March 31, 2001, the
       Partnership has investments in twelve active real estate limited partnerships (Local Limited Partnerships), Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited
       Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

269:    Initial rent-up fees paid by the Partnership to the General
       Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (twenty to forty years) of the Local Limited Partnership Properties. Amortization is discontinued when the investment is reduced to zero.

271:    The unaudited interim financial statements furnished in
       this report reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Taxes on Income
No provision for taxes on income has been recorded, since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

Cash Equivalents
277:    Marketable securities that are highly liquid and have
       maturities of three months or less at the date of purchase are classified as cash equivalents.

Fair Value of Financial Instruments and Use of Estimates
280:   The Partnership estimates that the aggregate fair value
     of all financial instruments at March 31, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet.
    These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

282:  Note 3 - Management of Urban Improvement Fund
     Limited 1973 -  Under the terms of the Limited
     Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $74,000 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000).
     Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. For the three-month period ended March 31, 2001 and 2000, the minimum fee of $15,000 has been paid.

284: Upon liquidation, unpaid management fees will have first priority to the proceeds. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited
      Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited
      Partners have received an amount
      sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

287:   The General Partner of the Partnership is a
      corporation in which Paul H. Pfleger has a majority interest. Partnership Services, Inc.
      (PSI), another corporation in which Paul H.
      Pfleger is a majority shareholder, has
      contracted with the General Partner and the
       Partnership to provide certain management
      and other services in any projects in which
      the Partnership has an interest. In addition, as shown in the following table, PSI has become the General Partner in fourteen of the Local Limited Partnerships in which the Partnership has investments:

		Date PSI Became
Local Limited Partnerships	General Partner

Antonia Manor	April 1975
Glenn Arms Associates	April 1975
Hedin House Associates	December 1978
Himbola Manor	January 1980
Maria Manor	April 1975
Marlton Manor Associates	April 1975
The Alexander	April 1975
WOGO Associates of Fresno	August 1976
W Street Associates	December 1977

Note 4 - Investments in Local Limited Partnerships - As of March 31, 2001, the Partnership has investments in twelve active real estate Limited Partnerships (Local
       Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition.
The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership.

    The investments in Local Limited Partnerships are comprised of:

		March 31, 2001	December 31, 2000

Capital contributions	$ 4,493,277	$ 4,493,277
Distributions	(1,737,786)	(2,356,862)
Equity in income (losses)	18,311,304	18,791,919
Advances	836,659	681,622
Unamortized costs of acquisitions	    354,009	    355,046

		$22,257,463	$21,965,002

317:  During November 2000, four of the Partnerships, The
    Alexander, Antonia Manor, Maria Manor and Marlton Manor, sold their interests in real estate in a tax-free exchange. During January 2001, The Alexander reinvested the proceeds in a property that is conventional multifamily residential projects. Maria Manor and Marlton Manor will not reinvest the proceeds and will be liquidated in 2001.

	Item 2 ? Management's Discussion and Analysis of
	Financial Condition and Results of Operations.

322   The Partnership has followed the practice of investing
     available funds not used in the purchase of properties or in operations into short-term investments. Revenue resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partners for cash flow. The Partnership advanced funds to selected partnerships in prior years. The General Partner does not believe these net advances will significantly affect the operations of the Partnership.

325: Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $74,000 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $15,000 for the three months ended March 31, 2001.

327: The components of the Partnership's equity in net income of the Local Limited Partnerships for March
     31, 2001 and 2000, is summarized as follows:

	 For the Three-Month
	       Period Ended
	         March 31,
	   2001   	   2000
Repayment from (advances to) partnerships
  with zero investment:
    Freedom Associates	$        0	$ (18,750)
    W Street						(155,037)	0

Income from investments with non-
  zero investment:
    The Alexander			84,000	179,000
    Antonia Manor			48,750	58,000
    Glenn Arms					36,000	36,000
    Hedin Associates		6,000	6,000
    Maria Manor				65,000	95,000
    Marlton Manor, Ltd.	   53,750	  103,000
	  293,500	  447,000

	$ 138,463	$ 458,250

Liquidity
The Partnership's only source of cash flow is from distributions from its investments Local Limited
        Partnerships or the sale or refinancing of the Local
        Limited Partnerships. There are no current discussions with potential buyers or properties being actively marketed.

The Local Limited Partnerships have regulatory agreements which restrict distributions to the computation of surplus cash. The computation of surplus cash is calculated by subtracting accounts payable and accrued expenses from cash on hand at the end of the year.

355:   At March 31, 2001, the Partnership had
      management fees payable to the General
     Partner of $14,000. The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

357: The Registrant is dependent upon distributions from its investments in Local Limited Partnership for cash flow. The Registrant may not be able to generate sufficient cash flow from operations or from distributions from its interests in Local Limited
    Partnerships to pay future obligations as they become due without additional financing or advances from the General Partner. The General
    Partner is under no obligation to advance additional funds to the Registrant. The General
    Partner, however, anticipates it will receive adequate distributions from the Local Limited
   Partnerships to maintain operations.

Capital Resources
360:  The General Partner believes that additional
     situations may arise where it would be
      advantageous to the Partners to exchange properties in a tax-free transaction. The
      Partnership's basis in its properties has been reduced through depreciation deductions and other losses to levels substantially below the amount of debt secured by the properties.
     Additionally, the rental properties owned and operated by the Local Limited Partnerships have typically computed depreciation for financial reporting purposes using the straight-line method over the estimated economic useful life of the property. For income tax reporting  purposes,
      depreciation generally has been
      computed over the same or shorter
      periods using accelerated methods.
     As a result, the carrying values of the
     Partnership's investments in Local
     Limited Partnerships are substantially
    greater for financial reporting purposes than for income tax reporting purposes.
    Upon sale or other disposition of a
    property by the Local Limited Partnership, the gain recognized by the Partnership for income tax reporting purposes may be substantially greater than the gain recorded for financial reporting purposes.
     Accordingly, if the properties are sold, the Partnership, in all likelihood, would recognize taxable gain in excess of the cash available for distribution. If sale proceeds are reinvested in a manner which permits the original sale to be treated as a like-kind exchange, the Partnership can defer this gain until the new property is sold. Additionally, the Partnership will receive the benefit of any cash flow or appreciation in value of the new property. If reinvestments were made, it is likely that the acquired properties would be conventional, multi-family residential projects.



	PART II ? OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
a)	None

b)	The registrant has not filed a report on
      Form 8-K during the quarter ending March 31, 2001.





























	SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




URBAN IMPROVEMENT FUND LIMITED ? 1973
(Registrant)
By:	Interfinancial Real Estate Management
Company, General Partner




Date			/s/Michael Fulbright
			(Signature)
			By:  Michael Fulbright, Secretary





Date			/s/John M. Orehek
			(Signature)
			By: John M. Orehek, Senior Vice President



[COMMENT1]Client #4
-11-