Form 10QSB
period 2001-06-30
URBAN IMPROVEMENT FUND LTD 1973
filed 2001-07-31
CIK 102341

[COMMENT1]	UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended June 30, 2001

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



	PART I ? FINANCIAL INFORMATION

	Item 1 ? Financial Statements

	BALANCE SHEETS

	URBAN IMPROVEMENT FUND LIMITED ? 1973
	(A Limited Partnership)



	ASSETS

	June 30,	December 31,
	   2001    	   2000

Cash				$    493,120	$    733,661

Receivable from affiliates	117,297	103,887

Investments in and advances to Local
  Limited Partnerships accounted for
  on the equity method	 22,558,033	 21,965,002

					$23,168,450	$22,802,550


	LIABILITIES AND PARTNERS? CAPITAL

Accounts payable	$         0	$    25,462

Distribution payable	1,634	1,634

Management fee payable	    29,000	    14,000
					30,634	41,096

Partners' Capital:

General Partner - 621 Partnership units
authorized, issued and outstanding	1,042,617	1,025,658

Limited Partners - 11,796 Partnership
units authorized, issued and outstanding	 22,095,199	 21,735,796
					 23,137,816	 22,761,454

Total Liabilities and Partners' Capital	$23,168,450	$22,802,550
















Unaudited.  See accompanying notes.

	CAPITALIZATION AND PARTNERS CAPITAL

	URBAN IMPROVEMENT FUND LIMITED ? 1973
	(A Limited Partnership)




	June 30,	December 31,
	   2001    	   2000
General Partner Interest - 621
Partnership units issued
and outstanding	$   621,316	$   621,316

Limited Partners? Interest - 11,796
Partnership units issued and
outstanding	 11,811,000	 11,811,000
					12,432,316	12,432,316

Offering expenses	(1,250,836)	(1,250,836)

Distributions to partners	(5,713,215)	(5,713,215)

Accumulated earnings through
December 31, 2000	17,293,189	17,293,189

Income for the six-month period ended
June 30, 2001	    376,362	           0
	 10,705,500	 10,329,138

Partners? Capital at End of Period	$23,137,816	$22,761,454




















Unaudited.  See accompanying notes.

	STATEMENTS OF INCOME

	URBAN IMPROVEMENT FUND LIMITED ? 1973
	(A Limited Partnership)


	For the Three-Month	For the Six-Month
	      Period Ended      	      Period Ended
	        June 30,       	        June 30,
	   2001  	   2000  	   2001  	   2000

Revenues								$  12,916	$  44,829	$  34,647	$  59,586

Cost and expenses:

  Professional fees		24,523	7,500	36,197	15,000

  Management fee				15,000	15,000	30,000	30,000

  Other expense				9,118	8,958	20,619	21,760

Amortization					      395	    2,322 	    1,432	     4,644
	49,036	33,780 	88,248	71,404

Income (loss) before equity in
income of Local Limited
Partnerships					(36,120)	11,049 	(53,601)	(11,818)

Equity in income of Local
Limited Partnerships	  291,500	  388,998 	  429,963	   847,245

Net income							$ 255,380	$ 400,047	$ 376,362	$ 835,427

Allocation of net income:

  Net income allocated to
General Partner		12,769	$  20,000	$  18,818	$  41,696

  Net income allocated to
Limited Partners		  242,611	  380,047	  357,544	   793,731

	$ 255,380	$ 400,047	$ 376,362	$ 835,427

Net income allocated to Limited
  Partners per Limited Partnership
Unit (11,796 units outstanding
at June 30, 2001 and 2000)	$      21	$      32	$      30	$      67



Unaudited.  See accompanying notes.

	STATEMENTS OF CASH FLOWS

	URBAN IMPROVEMENT FUND LIMITED ? 1973
	(A Limited Partnership)



	For the Three-Month	For the Six-Month
	      Period Ended      	      Period Ended
	        June 30,       	        June 30,
											   2001  	   2000  	   2001  	   2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income						$ 255,380	$ 400,047	$ 376,362	$ 835,427
Adjustments to reconcile net
income to net cash used by
operating activities:
Amortization			395	2,322	1,432	4,644
Equity in income of local
limited partnerships	(291,500)	(388,998)	(429,963)	(847,245)
Increase in distribution
and affiliate receivable	(11,980)	(75,000)	(13,408)	115,211
Increase (decrease) in
accounts payable, manage-
ment fees payable and
payable to affiliates	  (11,430)	   (96,309)	  (10,462)	  (169,300)
  Total adjustments	 (314,515)	  (557,985)	 (452,401)	  (896,690)
    Net cash used by
      operating activities	(59,135)	(157,938)	(76,039)	(61,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
Current period distributions	0	28,789 	0	28,789
Net advances to local limited
  Partnerships				    9,465	 (120,000)	 (164,502)	  (138,750)
    Net cash provided by
      investing activities	    9,465	 (91,211)	 (164,502)	 (109,961)

NET DECREASE IN CASH AND
CASH EQUIVALENTS			(49,670)	(249,149)	(240,541)	(171,224)

CASH BALANCE AT BEGINNING OF
PERIOD								  542,790	 1,257,654	  733,661	 1,179,729

CASH BALANCE AT END OF PERIOD	$ 493,120	$1,008,505	$ 493,120	$1,008,505







Unaudited.  See accompanying notes.

	NOTES TO SUMMARIZE FINANCIAL INFORMATION
	June 30, 2001

	URBAN IMPROVEMENT FUND LIMITED - 1973
	(A Limited Partnership)

Note 1 ? Organization ? Urban Improvement Fund Limited - 1973
       (the Partnership) was formed under the California Uniform Limited
        Partnership Act on February 2, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,811 units of limited partnership interest pursuant to a public offering of such units which terminated in October, 1973. The General Partner, Interfinancial Real Estate Management Company invested $621,316.

267:   The Urban Improvement Fund Limited 1973 prospectus, dated
      September 27, 1973, specified that the General Partner has approximately five percent interest in profits, losses and special allocations, and the limited partners will share the remaining interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

Note 2 - Method of Accounting - As of June 30, 2001, the
        Partnership has investments in twelve active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the
        Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition.
The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.
Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives
       (twenty to forty years) of the Local Limited Partnership Properties. Amortization is discontinued when the investment is reduced to zero.

273: The unaudited interim financial statements furnished in this report reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Taxes on Income
No provision for taxes on income has been recorded, since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

Cash Equivalents
Marketable securities that are highly liquid and have
        maturities of three months or less at the date of purchase are classified as cash equivalents.

Fair Value of Financial Instruments and Use of Estimates
282:   The Partnership estimates that the aggregate fair value of all financial instruments at June 30, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

284:  Note 3 - Management of Urban Improvement Fund Limited
     1973 - Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $74,000 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000).
    Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred.

286: Upon liquidation, unpaid management fees will have first priority to the proceeds. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

289: The General Partner of the Partnership is a corporation in which Paul H. Pfleger has a one-hundred percent interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a one-hundred percent shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services in any projects in which the Partnership has an interest. In addition, as shown in the following table, PSI is the General Partner in five of the Local Limited Partnerships:

		Date PSI Became
Local Limited Partnerships	General Partner

Glenn Arms Associates	April 1975
Hedin House Associates	December 1978
Himbola Manor	January 1980
WOGO Associates of Fresno	August 1976
W Street Associates	December 1977

Note 4 ? Investments in Local Limited Partnerships - As of June 30, 2001, the Partnership has investments in twelve active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition.
       The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership.

    The investments in Local Limited Partnerships are comprised of:

		June 30, 2001	December 31, 2000

Capital contributions	$ 3,979,277	$ 3,979,277
Distributions	(1,223,786)	(1,842,862)
Equity in income (losses)	18,602,804	18,791,919
Advances	846,124	681,622
Unamortized costs of acquisitions	    353,614	    355,046

		$22,558,033	$21,965,002

During November 2000, four of the Partnerships, The Alexander
        Antonia Manor, Maria Manor and Marlton Manor, sold their interests in real estate in a tax-free exchange. During January 2001, The Alexander reinvested the proceeds in a property that is conventional multifamily residential projects. During May
      2001, Marlton Manor reinvested the proceeds in a conventional multifamily property. Maria Manor and Antonia Manor will not reinvest the proceeds and will be liquidated in 2001.

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

323:    Under the terms of the Limited Partnership Agreement,
       the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $74,000 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $15,000 for the three months ended
       June 30, 2001.

325: The components of the Partnership's equity in net income of the Local Limited Partnerships for June 30, 2001 and
       2000, is summarized as follows:

	For the Three-Month	For the Six-Month
	     Period Ended      	     Period Ended
	       June 30,        	       June 30,
											   2001    	   2000   	   2001   	   2000
Distribution received
  From partnerships
  with zero investment:
    W Street						$        0	$  21,998	$       0	$21,998

Repayment from (advances
  to) partnerships with
  zero investment
    Freedom Associates	0	0	0	(18,753)
    Himbola						(2,000)	0	(2,000)	0
    W Street						         0	 (110,000)	 (155,037)	 (110,000)
	(2,000)	(110,000)	(157,037)	(128,753)

Income from investments
  with non-zero investment:
    The Alexander			84,000	179,000	168,000	358,000
    Antonia Manor			48,750	58,000	97,500	116,000
    Glenn Arms					36,000	36,000	72,000	72,000
    Hedin Associates		6,000	6,000	12,000	12,000
    Maria Manor				65,000	95,000	130,000	190,000
    Marlton Manor, Ltd.	   53,750	  103,000	  107,500	  206,000
	  293,500	  477,000	  587,000	  954,000

											$ 291,500	$ 388,998 	$ 429,963	$ 847,245

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

361:   At June 30, 2001, the Partnership had management fees
      payable to the General Partner of $29,000. The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

363: The Registrant is dependent upon distributions from its investments in Local Limited Partnership for cash flow. The Registrant may not be able to generate sufficient cash flow from operations or from distributions from its interests in Local Limited Partnerships to pay future obligations as they become due without additional financing or advances from the General Partner. The General Partner is under no obligation to advance additional funds to the Registrant.
     The General Partner, however, anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

Capital Resources
The General Partner believes that additional situations may arise where it would be advantageous to the Partners to exchange properties in a tax-free transaction. The
         Partnership's basis in its properties has been reduced through depreciation deductions and other losses to levels substantially below the amount of debt secured by the properties. Additionally, the rental properties owned and operated by the Local Limited Partnerships have typically computed depreciation for financial reporting purposes using the straight-line method over the estimated economic useful life of the property. For income tax reporting purposes, depreciation generally has been computed over the same or shorter periods using accelerated methods. As a result, the carrying values of the Partnership's investments in Local
         Limited Partnerships are substantially greater for financial reporting purposes than for income tax reporting purposes.
         Upon sale or other disposition of a property by the Local
         Limited Partnership, the gain recognized by the Partnership for income tax reporting purposes may be substantially greater than the gain recorded for financial reporting purposes. Accordingly, if the properties are sold, the Partnership, in all likelihood, would recognize taxable gain in excess of the cash available for distribution. If sale proceeds are reinvested in a manner which permits the original sale to be treated as a like-kind exchange, the Partnership can defer this gain until the new property is sold. Additionally, the Partnership will receive the benefit of any cash flow or appreciation in value of the new property.
       If reinvestments were made, it is likely that the acquired properties would be conventional, multi-family residential projects.



	PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
a)  None

b)  The registrant has not filed a report on Form 8-K during the quarter ending June 30, 2001.



	SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




URBAN IMPROVEMENT FUND LIMITED ? 1973
(Registrant)
By:	Interfinancial Real Estate Management
Company, General Partner




Date	July 31, 2001		/s/Michael Fulbright
			(Signature)
			By:  Michael Fulbright, Secretary





Date	July 31, 2001		/s/John M. Orehek
			(Signature)
			By: John M. Orehek, Senior Vice President



[COMMENT1]Client #4
-15-