Form 10QSB
period 2001-09-30
URBAN IMPROVEMENT FUND LTD 1973
filed 2001-11-20
CIK 102341

[COMMENT1]	UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13
      OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended September 30, 2001

	OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

	Commission File Number 0-7761

	         URBAN IMPROVEMENT FUND LIMITED - 1973
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



	PART I - FINANCIAL INFORMATION

	Item 1 - Financial Statements

	BALANCE SHEETS

	URBAN IMPROVEMENT FUND LIMITED - 1973
	(A Limited Partnership)



	ASSETS

	    September 30,	December 31,
	    2001     	  2000___
Cash				$ 2,029,907 	$  733,661

Receivable	13,410 	103,887

Investments in and advances to Local
  Limited Partnerships accounted for
  on the equity method	  22,590,658 	 21,965,002

	$24,633,975 	$22,802,550


	LIABILITIES AND PARTNERS' CAPITAL

Accounts payable	$    3,572 	$    25,462
Distribution payable	1,634 	1,634
Management fee payable	    14,000 	    14,000
	19,206 	41,096

Partners, Capital:
General Partner - 621 Partnership units
authorized, issued and outstanding	1,118,324 	1,025,658

Limited Partners - 11,796 Partnership
units authorized, issued and outstanding	  23,496,445	  21,735,796
  	  		 		  24,614,769	  22,761,454

Total Liabilities and Partners' Capital	$24,633,975 	$ 22,802,550




Unaudited.  See accompanying notes.

	CAPITALIZATION AND PARTNERS CAPITAL

	URBAN IMPROVEMENT FUND LIMITED - 1973
	(A Limited Partnership)





	September 30,	December 31,
	    2001     	    2000___
General Partner Interest - 621
Partnership units issued
and outstanding	$   621,316 	$   621,316

Limited Partners' Interest - 11,796
Partnership units issued and
outstanding	 11,811,000 	 11,811,000
	12,432,316 	12,432,316

Offering Expenses	(1,250,836)	(1,250,836)

Distributions to partners	(6,150,056)	(5,713,215)

Accumulated earnings through
December 31, 2000	17,293,189 	17,293,189

Income for the nine-month period ended
September 30, 2001	   2,290,156 	         -0-
	  12,182,453	  10,329,138

Partners' Capital at End of Period	$ 24,614,769 	$  22,761,454
















Unaudited.  See accompanying notes.

	STATEMENTS OF INCOME

	URBAN IMPROVEMENT FUND LIMITED - 1973
	(A Limited Partnership)

		For the Three-Month   		For the Nine-Month
		      Period Ended      		    Period Ended___
		    September 30,   ___ 	   September 30,___
	   2001    	   2000    	   2001    	    2000__
Revenues								$   25,303 	$ 13,311 	$ 59,950 	$ 72,897

Cost and expenses:

  Professional fees			7,500 	10,000 	43,697 	25,000

  Management fee				15,000 	15,000 	45,000 	45,000

	Liquidation fee				140,482	-0-	140,482	-0-

  Other expense					8,946 	8,636 	29,565 	30,398

Amortization					     395 	    2,322 	     1,827 	    6,966
	172,323 	35,958 	260,571 	107,364

Income (loss) before equity in
income of Local Limited
Partnerships					(147,020)	(22,647)	(200,621) 	(34,467)

Equity in income of Local
Limited Partnerships	   2,060,814 	 519,241 	 2,490,777 	 1,366,490

Net income							$  1,913,794	$496,594 	$2,290,156 	$1,332,023

Allocation of net income:
  Net income allocated to
General Partner			$   95,690 	$   24,830 	$   114,508 	$  66,601

  Net income allocated to
Limited Partners		   1,818,104 	 471,764 	 2,175,648 	 1,265,422

	$  1,913,794 	$496,594 	$2,290,156 	$1,332,023
Net income allocated to Limited
  Partners per Limited Partnership
Unit (11,796 units outstanding
at September 30, 2001 and 2000)	$       154 	$      40	$      184 	$      107


Unaudited.  See accompanying notes.

	STATEMENTS OF CASH FLOWS

	URBAN IMPROVEMENT FUND LIMITED - 1973
	(A Limited Partnership)

	For the Three-Month   For the Nine-month
	    Period Ended               Period Ended___
          September 30,____
                      2001                 2000__     2001    	   2000__
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income						$ 1,913,794	$496,594 	$2,290,156 	$1,332,023
Adjustments to reconcile net
income to net cash used by
operating activities:
Amortization			395 	2,322 	1,827 	6,966
Equity in income of local
limited partnerships	(2,060,814)	(519,241)	(2,490,777)	(1,366,490)
Decrease (increase) in
distribution and
affiliate receivable	103,887	(15,891)	90,477 	99,320
Increase (decrease) in
accounts payable, manage-
ment fees payable and pay-
able to affiliates	   (11,428)	  (27,051)	   (21,890)	   (196,351)
  Total adjustments	 1,967,960)	 (559,861)	 2,420,363)	 (1,456,555)
    Net cash used by
      operating activities	(54,166)	(63,267)	(130,207)	(124,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Current period distributions	2,101,081 	88,126 	2,101,081 	116,917
Net advances paid by (repaid from)
local limited partnerships	   3,287) 	     -0- 	  (237,787)	(138,750)
    Net cash provided by
      investing activities	 2,027,794 	  88,126 	  1,863,294	 (21,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
	Distributions paid to Partners
		Net cash used by financing
               activities	(436,841)	-0-	(436,841)	-0-
											__________	__________	__________	__________
NET (INCREASE) DECREASE IN CASH AND
CASH EQUIVALENTS			1,536,787 	24,859	1,296,246	(146,365)
CASH BALANCE AT BEGINNING OF
PERIOD								   493,120 	  1,008,505 	   733,661 	 1,179,729
CASH BALANCE AT END OF PERIOD	$2,029,907 	$ 1,033,364 	$2,029,907 	$1,033,364



Unaudited.  See accompanying notes.

	NOTES TO SUMMARIZE FINANCIAL INFORMATION
	September 30, 2001

	URBAN IMPROVEMENT FUND LIMITED - 1973
	(A Limited Partnership)

Note 1 - Organization - Urban Improvement Fund Limited - 1973 the Partnership) was formed under the California Uniform Limited Partnership Act on February 2, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,811 units of limited partnership interest pursuant to a public offering of such units which terminated in October, 1973. The General Partner, Interfinancial Real Estate Management Company invested $621,316.

The Urban Improvement Fund Limited 1973 prospectus, dated September 27, 1973, specified that the General Partner has approximately five percent interest in profits, losses and special allocations, and the limited partners will share the remaining interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

Note 2 - Method of Accounting - As of September 30, 2001, the Partnership has investments in twelve active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition.

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

The Partnership estimates that the aggregate fair value of all financial instruments at September 30, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Note 3 - Management of Urban Improvement Fund Limited 1973 - Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $182,000 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred.

Upon liquidation, unpaid management fees will have first priority to the proceeds. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. During the three-months ended September 30, 2001, the partnership paid a liquidation fee of $140,482 associated with the final installment received from the sale of Edgewood II Associates.

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

Note 4 - Investments in Local Limited Partnerships - As of September 30, 2001, the Partnership has investments in twelve active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The investments in Local Limited Partnerships are comprised of:

		September 30, 2001	December 31, 2000

Capital contributions	$ 3,979,277	$ 3,979,277
Distributions	(3,943,943)	(1,842,862)
Equity in income (losses)	21,282,694	18,791,919
Advances	919,411	681,622
Unamortized costs of acquisitions	    353,219	    355,046

		$22,590,658	$21,965,002

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $74,000 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $15,000 for the three months ended September 30, 2001. The partnership paid a liquidation fee of $140,482 Associated with the final installment of the note from the sale of Edgewood II Associates.

The components of the Partnership's equity in net income of the Local Limited Partnerships for September 30, 2001 and
2000, is summarized as follows:

	For the Three-Month	For the Nine-Month
	     Period Ended      	     Period Ended
	       September 30,        	       September 30,
											   2001    	   2000   	   2001   	   2000
Distribution received
  From partnerships
  with zero investment:
    W Street						$       -0-	$    -0- 	$      -0-	$22,002
		Himbola						       -0-	 42,241	      -0-	 42,241
											-0-	42,241	-0-	64,243
	Repayment from (advances
  to) partnerships with
  zero investment
    Freedom Associates	-0-	-0-	-0-	(18,753)
    Himbola						(53,325)	-0-	(55,325)	-0-
    W Street						       -0-	     -0-	  (155,037)	  (110,000)
	  (53,325)	     -0-	  (210,362)	  (128,753)

Income from investments
  with non-zero investment:
    The Alexander			84,000	179,000	252,000	537,000
    Antonia Manor			48,750	58,000	146,250	174,000
		Edgewood II Associates 	1,820,639	-0-	1,820,639	-0-
    Glenn Arms					36,000	36,000	108,000	108,000
    Hedin Associates		6,000	6,000	18,000	18,000
    Maria Manor				65,000	95,000	195,000	285,000
    Marlton Manor, Ltd.	     53,750	  103,000	    161,250	  309,000
	  2,114,139	  477,000	  2,201,139	  1,431,000

											$ 2,060,814	$ 519,241 	$ 2,490,777	$ 1,366,490

Liquidity
The Partnership's only source of cash flow is from distributions from its investments Local Limited Partnerships or the sale or refinancing of the Local Limited Partnerships. There are no current discussions with potential buyers or properties being actively marketed.

Some of the Local Limited Partnerships have regulatory agreements which restrict distributions to the computation of surplus cash. The computation of surplus cash is calculated by subtracting accounts payable and accrued expenses from cash on hand at the end of the year.

At September 30, 2001, the Partnership had management fees payable to the General Partner of $14,000. The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

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



	PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
a)  None

b) The registrant has not filed a report on Form 8-K during the quarter ending September 30, 2001.



	SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




URBAN IMPROVEMENT FUND LIMITED - 1973
(Registrant)
By:	Interfinancial Real Estate Management
Company, General Partner




Date	November 20, 2001	/s/Michael Fulbright
			                (Signature)
 		           	By:  Michael Fulbright,
                              Secretary





Date November 20, 2001	/s/John M. Orehek
			             (Signature)
	          		By: John M. Orehek,
                             Senior Vice President