Form 10KSB
period 2001-12-31
URBAN IMPROVEMENT FUND LTD 1973
filed 2002-09-19
CIK 102341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB
Mark One
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                   OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

Commission File Number 0-7761

                 URBAN IMPROVEMENT FUND LIMITED - 1973
(Exact name of small business issuer (Issuer) as specified in its charter)

          California                           95-6442510
State or other jurisdiction of             (I.R.S. Employer
incorporation or organization            Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington 98101-3076
(Address of principal executive offices)           (ZIP code)

Issuer's telephone number, including area code: (206) 622-9900

Securities registered pursuant to Section 12(b) of the Exchange
Act:  None

Securities registered pursuant to Section 12(g) of the Exchange
Act:  None

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X     No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $3,354,776

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership units were sold, or the average bid and asked prices of such partnership units as of December 31, 2001. No market exists for the limited partnership units of the Issuer, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

The matters discussed in this form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the small business issuer (Issuer) from time-to-time. The discussion of the Issuer's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Issuer's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Item 1.  Business

Description of Business

Urban Improvement Fund Limited - 1973, a California limited partnership (the "Partnership"), was formed in 1973 for the purpose of investing, through Local Limited Partnerships
(LLPs), in federally and state-assisted low and moderate income housing projects. The Partnership will terminate on December 31, 2014. The termination can be earlier or later with an approval of a majority of the partners. Units of Limited Partnership Interest were sold in a public offering to investors who required tax shelter for income from other sources.

The Partnership commenced operations after offering 11,796 limited partnership units, at a price of $1,000 per interest, through a public offering registered in 1973 with the Securities and Exchange Commission (the "Offering"). The Offering terminated with subscriptions for all 11,796 limited partnership units.

The Partnership's business is to hold limited partnership interest in local limited partnerships, each of which owns and operates a multifamily rental housing property ("Properties") which may receive one or more forms of assistance from the federal government. There is a local general partner for each Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 5 Management's Discussion and Analysis or Plan of Operations" for information relating to the Partnership's rights and obligations to make additional contributions or loans to Local Limited Partnership.

The Partnership acquired equity interests as a limited partner in twenty-six (26) such Local Limited Partnerships. Six of these projects were sold through trustee's sales (foreclosures). Edgewood II Associates' property was sold through a resyndication in 1984. The Edgewood II Associates partnership was still in existence until 2001 with a note receivable for the sales proceeds of the property. The property was resold in 2001 and the note was repaid. Ogo Associates of Mountclef was sold during 1997 and OGO Associates of Los Arboles was sold during 1998. During 1999, Mystic Valley Associates, Sheridan Manor IV, Sheridan Manor X and WOGO Associates of Carondelet were sold. During December 2000, Freedom Associates filed bankruptcy.

During November 2000, four of the Partnerships, The Alexander, Antonia Manor, Maria Manor and Marlton Manor, sold their interests in real estate in a tax free exchange. During 2001, The Alexander and Marlton Manor reinvested the proceeds in properties that are conventional multifamily residential projects. Maria Manor and Antonia Manor did not reinvest the proceeds and were liquidated in 2001. In December 2001, WOGO Associates of Fresno sold its interest in real estate in a tax-free exchange. During 2002, the proceeds will be reinvested in a conventional multifamily residential project. Also, during 2001, the Partnership invested in The Mills at Cortez Hill, a conventional property that is under construction. All remaining properties are described hereof.

The following is a schedule of the properties currently owned by the Local Limited Partnerships in which the Partnership is a limited partner:

Schedule of Properties Owned by Local Limited Partnerships in which Urban Improvement Fund Limited-1973 has an Investment

                               Limited
                             Partnership
Property Name, Location       Ownership         Number
and Partnership Name          Interests        of Units

Brighton Gardens Apts.         95.00%       62 residential
  Brighton, MA

First Bedford Pine Apts.       95.00%      134 residential
  Atlanta, GA

Glenn Arms Assoc.              95.00%       55 residential
  Washington, DC

Himbola Manor                  95.00%      136 residential
  Lafayette, LA

Hedin Associates               95.00%       48 residential
  Washington, DC                             1 commercial

SP Kimberly Place LP           98.00%      212 residential
(Marlton Manor)
  Monterey, CA

RAP-UP II B                    99.00%       51 residential
  Roxbury, MA                                4 commercial

The Alexander                  98.00%      172 residential
d/b/a Serena Vista Apartments
  Fountain Valley, CA

W Street Associates            98.00%      102 residential
  Washington, DC

The Mills at Cortez Hill       51.21%      133 residential
  San Diego, CA

WOGO Associates of Fresno      98.00%          Sold
  Fresno, CA

                             Financed
                            Insured and     Units Receiving
Property Name, Location     Subsidized     Rental Assistance
And Partnership Name           Under        Under Section 8

Brighton Gardens Apts.         MHFA               7.13%
  Brighton, MA

First Bedford Pine Apts.       MHFA              76.75%
  Atlanta, GA

Glenn Arms Assoc.              HUD               50.48%
  Washington, DC

Himbola Manor                  HUD               70.42%
  Lafayette, LA

Hedin Associates               HUD               35.54%
  Washington, DC

SP Kimberly Place LP        Conventional          None
(Marlton Manor)
  Monterey, CA

RAP-UP II B                    HUD               70.72%
  Roxbury, MA

The Alexander               Conventional          None
d/b/a Serena Vista Apartments
  Fountain Valley, CA

W Street Associates            HUD               13.12%
  Washington, DC

The Mills at Cortez Hill    Conventional          None
  San Diego, CA

WOGO Associates of Fresno      Sold               Sold
  Fresno, CA

The Partnership's investment objectives are to:

(1) preserve and protect capital;

(2) provide capital appreciation through increase in value of the Issuer's investments, subject to considerations of capital preservation and tax planning; and

(3) provide potential cash distributions from sales or refinancings of the Issuer's investments.

The Partnership does not have any employees. Services are performed for the Partnership by the General Partner and agents retained by the General Partner.

Regulation of Affordable Housing

The real estate business is highly competitive. The Issuer competes with numerous established apartment owners and real estate developers of low-income housing having greater financial resources. There is additional risk of new construction occurring in areas where the Issuer has invested in existing government-assisted housing projects. Moreover, the outlook for subsidized housing is not determinable, given existing and proposed federal legislation. The Issuer's income is entirely dependent upon distributions received from the limited partnerships in which it is a limited partner. An investment in government-assisted housing is subject to significant regulations. These regulations limit, among other things, the amount of return allowed on the initial equity investment, the manner in which such properties may be sold, and the persons to whom such properties may be sold. In 1987, fearing the loss of affordable housing units, Congress passed emergency legislation which prohibited prepayment of all FHA insured Section 236 or Section 221(d)(3) mortgages. Congress passed additional legislation in 1990 known as LIHPRHA (the Low Income Housing Preservation and Resident Homeownership Act). However, by 1995, Congress had determined the program was too expensive to continue. In March 1996, Congress changed the compensation program, severely limited funding, and restored the property owners' right to prepay the FHA mortgages and change the use of the properties under legislation known as the Housing Opportunity Program Extension Act of 1996. The General Partner has initiated steps to ensure that the Local Limited Partnerships comply with the provisions of LIHPRHA and subsequent legislation.

The Federal Housing Administration ("FHA") has contracted with the seven subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are typically for periods of one or five years with one-year renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect the local limited partnerships in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market rents. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the "Housing Acts") permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers. Under the tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD. While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the properties owned by the Local Limited Partnerships, there can be no assurance that the new legislation will not significantly and adversely affect the operations of the properties of the Local Limited Partnership.

Of the seven partnership units which receive rent subsidies from Section 8 contracts, five expire during the period ending 2002, one expires in 2006, and one expires in 2021. The Housing Acts provide several options under which a Local Limited Partnership may elect, as appropriate, to renew its
Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do no have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body be given twelve months notice of a Local Limited Partnerships intention to opt out of the program prior to contract termination.

Each of the options requires an application to HUD, and, to a greater or lesser extent, the fulfillment of certain procedural submission requirements and financial requirements, which must be weighed in connection with the determination of which option to select.

The Section 8 requirements are separate from the requirements governing the underlying HUD-insured mortgage loans and any other HUD, state or local requirements, all of which must be fulfilled, irrespective of the option chosen with regard to the continuation of Section 8 participation.

Item 2.  Properties.

The Issuer owns equity interests as a Limited Partner in the following real estate projects as of December 31, 2001:

Description of Properties

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

GLENN ARMS ASSOCIATES - The Partnership owns a 55 unit project located in Washington, D.C., consisting of two brick buildings rehabilitated under Section 236 of the National Housing Act. The mortgage is insured by HUD under Section 236 of the National Housing Act. The mortgage also has interest subsidies which reduces the interest rate to approximately one percent. The partnership also entered into a regulatory agreement which sets rental rates, limits distributions, and requires monthly deposits to reserves for replacements.

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

SP KIMBERLY PLACE LP - The Partnership sold the asset of
Marlton Manor Associates in a tax-free exchange during 2000 and used the proceeds to acquire a 212-unit apartment in Monterey, California. The Partnership operates under the name Kimberly
Place Apartments, L.P. The property is financed with a conventional mortgage.

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

THE ALEXANDER D/B/A Serena Vista Apartments - The Partnership sold the asset of The Alexander in a tax-free exchange during 2000 and used the proceeds to acquire a 172-unit apartment complex in Fountain Valley, California. The property operates under the name Serena Vista Apartments. The property is financed with a conventional mortgage.

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

THE MILLS AT CORTEZ HILL - The Partnership acquired an interest in The Mills at Cortez in downtown San Diego, California. The property is a 133-unit apartment complex with ground floor retail space. This 3-story all redwood and cedar structure will be completely restored and refurnished by 2003. The property is presently under renovation construction.

WOGO ASSOCIATES OF FRESNO - The Partnership owned a 219-unit eight story, brick and masonry building in Fresno, California. The property of WOGO Associates of Fresno was sold in a tax-free exchange during 2001 resulting in a book gain of $1,851,963 (income from operations $201,531), which was deferred for tax purposes. The estimated net assets from the sale were $2,201,916.

FREEDOM ASSOCIATES - The Partnership owned a 308-unit project located in the northeastern section of Baltimore, Maryland. The project included eighteen two-story rehabilitated masonry and frame buildings. Freedom Associates filed for bankruptcy protection during 2000. The general partner believes that there is a significant possibility that the property will be foreclosed in 2002. Accordingly, the investment was written-off at December 31, 2000 for financial reporting purposes.

EDGEWOOD II ASSOCIATES - The Partnership owned a 258-unit project located in the northeast area of Washington, D.C., consisting of a new eleven-story building.

The property of Edgewood II Associates was sold during 1984. The sales price of $8,270,146 was composed of a cash payment of $1,215,000, the assumption of the underlying mortgage of $4,855,146 and an installment payment of $2,200,000 that was due on December 31, 2001 along with accrued interest. The Issuer's share of the final installment is $1,650,000 with the balance due to the Local General Partner. Interest accrues at nine and one-half percent per annum and is payable on the anniversary date of the note to the extent of seventy-five percent of the property's distributable cash flow, as defined. The property was sold in 2001. The book gain on disposition of the note in 2001 was $2,299,250. The Issuer's share of the proceeds were approximately $1,680,500.

The Issuer's equity interests were sold during 2000 in tax-free exchanges in the following real estate projects:

ANTONIA MANOR - The Partnership owned a 133-unit residential project (which included 2 commercial units) in a nine-story rehabilitated structure located in downtown San Francisco, California.

The property of Antonia Manor was sold in a tax-free exchange during 2000 resulting in a book gain of $2,294,034, which was deferred for tax purposes. The Issuer's share of the net assets from the sale was $3,914,508.

MARIA MANOR - The Partnership owned a 119-unit project (which included 1 commercial unit) in a six-story rehabilitated structure, located in downtown San Francisco, California.

The property of Maria Manor was sold in a tax-free exchange during 2000 resulting in a book gain of $3,348,517 which was deferred for tax purposes. The Issuer's share of the net assets from the sale was $5,383,631.

MARLTON MANOR ASSOCIATES - The Partnership owed a 151-unit project (which included 7 commercial units) in a six-story rehabilitated building, located in downtown San Francisco, California.

The property of Marlton Manor was sold in a tax-free exchange during 2000 resulting in a book gain of $2,478,188 which was deferred for tax purposes. The Issuer's share of the net assets from the sale was $4,322,790.

THE ALEXANDER - The Partnership owned a 179-unit project (which included 1 commercial unit) in an eleven-story rehabilitated building, located in downtown San Francisco, California.

The property of The Alexander was sold in a tax-free exchange during 2000 resulting in a book gain of $4,290,882 which was deferred for tax purposes. The Issuer's share of the net assets from the sale was $7,654,058.

During 2001, The Alexander and Marlton Manor purchased new properties. These projects were financed with conventional mortgages which are not insured by HUD or any state agency.
Maria Manor and Antonia Manor did not reinvest the proceeds and were liquidated in 2001. The gain for tax purposes was recognized in 2001.

Occupancy Rates of Properties

              Partnership                  2001      2000

            Brighton Gardens                99%       99%
            First Bedford-Pines Apts I      98%       99%
            Glenn Arms Associates           99%       99%
            Hedin Associates                98%       99%
            Himbola Manor Associates        99%       99%
            SP Kimberly (Marlton Manor)     94%       N/A
            RAP-UP IIB                      98%       98%
            The Alexander (Serena Vista)    88%       N/A
            Wogo Associates of Fresno       94%       71%
            W Street Associates            100%       94%

Average Annual Rental Per Unit of Properties

              Partnership                  2001      2000

            Brighton Gardens             $14,094   $11,496
            First Bedford-Pine Apts I    $ 6,913   $ 6,027
            Glenn Arms Associates        $10,097   $10,051
            Hedin Associates             $ 7,831   $ 6,825
            Himbola Manor Associates     $ 5,491   $ 5,951
            SP Kimberly (Marlton Manor)  $ 8,240     N/A
            RAP-UP IIB                   $10,556   $11,810
            The Alexander (Serena Vista) $ 9,997     N/A
            Wogo Associates of Fresno    $ 7,591   $ 7,447
            W Street Associates          $ 7,954   $ 7,855

Property Real Estate Tax of Properties

                                            Property Tax
                Partnership               2001        2000

          Brighton Gardens             $ 39,444     $ 55,179
          First Brighton Gardens       $ 46,837     $ 57,251
          Glenn Arms Associates        $ 23,236     $ 28,589
          Hedin Associates             $ 20,489     $  8,051
          Himbola Manor Associates     $ 22,867     $ 22,521
          SP Kimberly (Marlton Manor)  $139,017     $      0
          RAP-UP IIB                   $ 29,867     $ 30,851
          The Alexander (Serena Vista) $163,923     $      0
          WOGO Associates of Fresno    $ 35,967     $ 34,894
          W Street Associates          $ 41,077     $ 40,414

Federal Tax Basis Information of Properties

                           Federal          Original Building
Partnership               Tax Basis          Method     Life

Brighton Gardens              $   509,762      SL       27.5
First Bedford-Pine Apts I     $    43,491      SL       27.5
Glenn Arms Associates         $   633,140      SL       27.5
Hedin Associates              $   578,096      SL       27.5
Himbola Manor Associates      $ 1,039,134      SL       27.5
SP Kimberly (Marlton Manor)   $18,451,505      SL       27.5
RAP-UP IIB                    $   341,353      SL       27.5
The Alexander (Serena Vista)  $10,723,724      SL       27.5
Wogo Associates of Fresno     $ 1,572,383      SL       27.5
W Street Associates           $   598,282      SL       27.5

                         Bldg. Improvements  Personal Property
Partnership                  Method   Life    Method   Life
Brighton Gardens             200DB      7      200DB    5
First Bedford-Pine Apts I    200DB      7      200DB    5
Glenn Arms Associates        200DB      7      200DB    5
Hedin Associates             200DB      7      200DB    5
Himbola Manor Associates     200DB      7      200DB    5
SP Kimberly (Marlton Manor)  150DB     15      200DB    5
RAP-UP IIB                   200DB      7      200DB    5
The Alexander (Serena Vista) 150DB     15      200DB    5
Wogo Associates of Fresno    200DB      7      200DB    5
W Street Associates          200DB      7      200DB    5

Item 3.  Legal Proceedings.

There are no material legal proceedings pending, at this time, other than ordinary routine litigation incidental to the Issuer's business, including the Local Limited Partnerships in which the Issuer is a Limited Partner.

PART II

Item 4.  Market for Common Equity and Related Partnership
Matters

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

Units in the Partnership were sold through a public offering. There is not a ready market for the transfer of limited partnership interests. Limited partnership interests may be transferred between individuals with the consent of the General Partner. Accordingly, an investor may not be able to sell or otherwise dispose of his interest in the Partnership.

During the year ended December 31, 2001, Equity Resources made a tender offer to the partners of the Issuer. Equity Resources purchased 1,181 units at a cost ranging from $225 to $550. Equity Resources is not affiliated with the General Partner.

The General Partner and an affiliate of the General Partner purchased 25 units during the year ended December 31, 2000.
The purchase price was $100 per unit. An affiliate of the General Partner purchased 1,737 units during the year ended
December 31, 2001. The purchasing price ranged from $60 to $550.

During the year ended December 31, 2000, fifteen partners transferred 560 units to other individual or partners. During the year ended December 31, 2001, ten partners transferred 300 units to individuals or entities. The Partnership does not have any details regarding the purpose or consideration involved in these transfers. These types of transfers are usually a result of the following actions:

1. Due to the divorce of the partner, the interest is fully or partially transferred to a spouse.

2. Due to tax planning, the interest is transferred to a trust.

3. Due to the death of the partner, the interest is transferred to a trust or the beneficiaries of the estate.

4. The interest is gifted to a charitable organization.

Holders -

Title of     Name & Address of    Amount and Nature of     % of
 Class       Beneficial Owner     Beneficial Ownership    Class

General Partner  Interfinancial Real    621 Units       100.00%
 Interest        Estate Management Co.  ($621,316)
                 1201 Third Avenue
                 Suite 5400
                 Seattle, Washington 98101-3076

Limited Partner    Robert C. Johnson, Jr.  800 Units     6.773%
 Interest          Lubbock, Texas          ($800,000)

                   597 Other Limited
                     Partners            10,996 Units   93.227%
                                        ($11,011,000)
                                                       100.000%

Interfinancial Real Estate Management Company owned 592 units of Limited Partnership interest at December 31, 2001. An affiliate of Interfinancial Real Estate Management Company owned 1,762 units of Limited Partnership interest at December 31, 2001.

There were cash distributions to partners of $436,841 and $249,990 for the years ended December 31, 2001 and 2000, respectively.

Part III

Item 5.  Management's Discussion and Analysis or Plan of
Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity

The Partnership's only source of cash flow is from distributions from its investments in Local Limited
Partnerships or the sale or refinancing of the Local Limited
Partnerships. There are no current discussions with potential buyers or properties being actively marketed.

Seven of the Local Limited Partnerships have regulatory agreements which restrict distributions to the computation of surplus cash. The computation of surplus cash is calculated by subtracting accounts payable and accrued expenses from cash on hand at the end of the year. The three Local Limited Partnerships with conventional financing have no restriction on distributions.

During the period 2001 and 2000, cash distributions from Local Limited Partnerships totaled $11,214,218 ($10,978,639 attributable to disposition of assets and $235 ,579 from LLP operations) in 2001 and $105,075 in 2000. These funds were utilized for investment and to fund operations. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At December 31, 2001, the Partnership had management fees payable to the General Partner of $129,987. The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

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

The Partnership has made no material commitments for capital expenditures.

Results of Operations

The Partnership has followed the practice of investing available funds, not used in the purchase of properties or in operations, in short-term investments. Interest income resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partnerships for cash flow. As shown in the table below, the Partnership has received distributions in recent years. This trend is expected to continue. The Partnership has advanced funds to and received repayments of such advances from selected Local Limited Partnerships. The General Partner believes these net advances will not significantly affect the operations of the Partnership.

                                          2001           2000
Urban's share of Distribution:
 Attributable to disposition of assets  $10,978,639 $        0
 Attributable to operations of LLP      $   235,579 $  105,075

Advances (made to) repaid by Local
 Limited Partnerships                   $   767,330 $ (120,747)

The General Partner believes the level of distributions received will fund the general and administrative expenses of the Partnership.

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $182,000 in 2001 and $174,000 in 2000. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $60,000.) The Partnership recorded management fee expense of $175,987 and $74,000 per year for 2001 and 2000, respectively. The unpaid balance of the fees has been accrued. The balance of accrued management fees at December 31, 2001 was $129,987. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. Liquidation fees of $457,931 were paid during 2001 relating to Maria Manor and Antonia Manor.

In one of the Local Limited Partnerships, the Issuer has entered into an agreement with the local General Partner to provide an incentive management fee to the local General Partner. The payment is deducted from the Issuer's cash distribution and recorded as an expense on the Issuer's financial statements. There were no incentive management fees paid during 2001 and 2000. Details of the agreement are as follows:

First Bedford-Pines Apartments - The local General Partner receives, as an incentive management fee, the following percentage of the Issuer's cash distributions:

                     Amount         Percentage

                  Up to $12,914        Zero
                  Over $12,914          50%

At December 31, 2001, the Issuer had investments in eleven active real estate limited partnerships as a Limited Partner. The Issuer carries such investments on the equity method of accounting. The Issuer discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Issuer intends to commit additional funds to the Local Limited Partnership. The equity in income of Local Limited Partnerships resulted from either Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations or Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses.

The components of the Issuer's equity in net income of the Local Limited Partnerships for 2001 and 2000 is summarized as follows:

                                       2001          2000
Net repayment from (advances to)
  Local Limited Partnerships with
  zero investments:
    WOGO of Fresno                  $        0   $    (2,500)
    W Street Associates                 (7,343)     (110,000)

Distributions received from Partnerships
  with zero investments:
    Himbola Manor                            0        42,235

Income (loss) from Partnerships with
  non-zero investments:
    Alexander                         (434,618)    4,895,076
    Antonia Manor                          272     2,763,107
    Hedin House                         28,784        65,883
    Maria Manor                        173,584     3,714,845
    Marlton Manor                      177,473     2,896,052
    Himbola Manor                       52,940             0
    W Street                           (46,892)            0
    Glenn Arms                         182,470       176,069
    WOGO of Fresno                   1,376,531             0
    Edgewood II                      1,680,500             0
Equity in income (loss) of Local
  Limited Partnerships             $ 3,183,701   $14,440,767

The actual combined income of Local Limited Partnerships will generally increase, or the combined losses of Local Limited Partnerships will generally decrease, as depreciation and interest decreases and the projects achieve stable operations. Much of the rental revenue of the Local Limited Partnerships is dependent on subsidy. In recent years, the Local Limited Partnerships have increased operating expenses to fund repairs and maintenance on the properties. Such repairs are limited by available cash flow. The distributions to the Partnership from Local Limited Partnerships are the result of profitable operations which produce cash flow for these projects.

The Partnership's investment objectives are to preserve and protect Partnership capital and provide capital appreciation through increase value of the Partnership's investment.

Item 6.  Change In and Disagreements with Accountants on
         Accounting and Financial Disclosure

As of February 8, 2002, Smith & Radigan, Certified Public Accountants, LLC, the independent accountant previously engaged as the principal accountant to audit the financial statements of Urban Improvement Fund Limited - 1973 (the "Issuer," "Issuer" or the "Partnership"), was terminated. As of the same date, the firm of Kenneth W. Bryant Certified Public Accountant was engaged to provide the service for the Issuer.

The audit reports of Smith & Radigan, Certified Public Accountants, LLC on the financial statements of the Partnership as of and for the years ended December 31, 2000 and 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Kenneth W. Bryant was a former partner in Smith & Radigan,
Certified Public accountants, LLC while they were the principal auditors of the Issuer. Kenneth W. Bryant has formed a new firm and has been engaged by the General Partner as the principal auditor of the Issuer.

During the Partnership's two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

The Issuer has provided a copy of this disclosure to the former accountant, and the Issuer has received from the former accountant, a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Issuer. This letter is filed as an Exhibit to this report.

There have been no disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 7.  Financial Statements

Urban Improvement Fund Limited - 1973

List of Financial Statements

Report of Kenneth W. Bryant, Certified Public Accountant, Independent Auditor

Balance Sheet - December 31, 2001

Statements of Operations - Years ended December 31, 2001 and 2000

Statements of Changes in Partners' Capital (Deficit) - Years ended
        December 31, 2001 and 2000.

Statements of Cash flows - Years ended December 31, 2001 and 2000

  Notes to Financial Statements

Kenneth  W. Bryant
Certified Public Accountant
555 North Point Center East
Fourth Floor
Alpharetta, GA 30022
678-366-5150


INDEPENDENT AUDITOR'S REPORT


To The Partners
Urban Improvement Fund Limited - 1973

I have audited the accompanying balance sheet of Urban Improvement Fund Limited - 1973 (a Limited Partnership) as of December 31, 2001, and the related statements of income (loss), changes in partners' capital (deficit) and cash flows for the year ended December 31, 2001. These financial statements and financial statement schedules are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements and financial statement schedules based on my audit. In 2001, I did not audit three of the financial statements of Urban Improvement Fund Limited
 - 1973's Local Limited Partnership investments whose combined financial statements are shown in Note 4. These statements were audited by other auditors whose reports have been furnished to me, and my opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Investment Fund Limited - 1973's investment in these partnerships has been reduced to zero. The financial statements of Urban Improvement Fund Limited - 1973 as of December 31, 2000 were audited by other auditors whose report dated May 31, 2001 expressed an unqualified opinion.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited - 1973 as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




/s/Kenneth W. Bryant Certified Public Accountant



Atlanta, Georgia
June 14, 2002

INDEPENDENT AUDITOR'S REPORT


To the Partners
Brighton Gardens Apartments LP

I have audited the accompanying balance sheets of Brighton Gardens Apartments LP as of December 31, 2001 and 2000, and the related statements of income, retained earnings and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brighton Gardens Apartments LP as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended in conformity with accounting principles generally accepted in the United States of America.


/s/Gerard P. Maher, CPA
Gerard P. Maher
Certified Public Accountant
Haver Hill, Massachusetts

February 20, 2002

INDEPENDENT AUDITOR'S REPORT


To the Partners
First Bedford-Pines Apartments, Ltd.
Needham, Massachusetts


We have audited the accompanying balance sheets of First Bedford-Pines Apartments, Ltd., HUD Project No. 061-44211, (a limited partnership) as of December 31, 2001, and the related statements of profit and loss, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on my audits.

We conducted out audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Bedford-Pines Apartments, Ltd. as of December 31, 2001, and the results of its operations and its cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 2002 on our consideration of First Bedford-Pines Apartments, Ltd.'s internal controls, a reported dated February 4, 2002 on its compliance with laws and regulations, and a report dated February 4, 2002 on its compliance with specific requirements applicable to fair housing and non-discrimination.


                             /s/Lloyd B. McManus, C.P.A., P.C.
February 4, 2002
Boston, Massachusetts

INDEPENDENT AUDITOR'S REPORT


To the Partners
RAP-UP IIB
(A Limited Partnership)
Roxbury, MA

I have audited the accompanying balance sheet of RAP-UP IIB (a limited partnership), HUD Project No. 023-44152 as of December 31, 2001 and 2000, and the related statements of profit and loss, changes in partners' capital (deficit), and cash flows for each of the three years ended December 31, 2001 (not presented herein). These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above (not presented herein) present fairly, in all material respects, the financial position of RAP-UP IIB (a limited partnership), HUD Project No. 023-44152, as of December 31, 2001 and 2000, and the results of its operations, changes in partners' capital (deficit) and its cash flows for each of the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared on the basis that the Partnership will continue as a going concern. As discussed in the notes to the financial statements, the Partnership is, and has been, in violation of its mortgage financing agreements. The plans of the Partnership's management in regard to this matter are described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/Andrew K. Baxter
Certified Public Accountant
Tewksbury, Massachusetts

March 13, 2002

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

BALANCE SHEETS

December 31, 2001




ASSETS

Cash and cash equivalents                         $ 3,674,394

Receivable from affiliates                             21,440

Investments in and advances to Local
  Limited Partnerships accounted for on
  the equity method - Notes 4 to 14                21,332,970

                                                  $25,028,804



LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                                 $     1,169

Distribution payable                                   1,634

Management fee payable                               129,987
                                                     132,790

Partners' capital - Note 2
  General Partner - 621 Partnership units
    authorized, issued and outstanding             1,244,635

  Limited partners - 11,796 Partnership
    units authorized, issued and outstanding      23,651,379
                                                  24,896,014
Commitments and contingent liabilities -
  Note 3                                         $25,028,804



The Notes to Financial Statements are an integral part of these Statements.


URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

STATEMENTS OF INCOME




                                       Year ended December 31,
                                         2001            2000

Interest income                      $   154,216    $   71,306
Other income                              16,859             0
                                         171,075        71,306
Expenses:
  Professional fees                       31,000       109,646
  Management fees - Note 3               175,987        74,000
  Liquidation fee                        457,931             0
  Other expenses                          23,681        23,436
  Amortization of costs of acquisition    94,776       101,774
                                         783,375       308,856
Loss before equity in income
  of Local Limited Partnerships         (612,300)     (237,550)
Equity in income of Local
  Limited Partnerships - Note 4        3,183,701    14,440,767

Net income                           $ 2,571,401   $14,203,217

Allocation of net income:
  Net income allocated to
    General Partner                      128,569       710,018
  Net income allocated to
    Limited Partners                   2,442,832    13,493,199

                                     $ 2,571,401   $14,203,217
Net financial reporting income
per units:
 General partnership units
 (621 units outstanding allocated
 to General Partner)                 $       207   $     1,143
 Limited partnership units
 (11,796 units outstanding
 allocated to Limited Partners)      $       207   $     1,143




The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



                              General    Limited
                              Partner    Partners        Total

Partners' capital at
  January 1, 2000       $   440,390   $ 8,367,837  $ 8,808,227

  Net income - 2000         710,018    13,493,199   14,203,217

  Distributions - 2000     (12,500)     (237,490)     (249,990)

Partners' capital at
  December 31, 2000      1,137,908    21,623,546    22,761,454

  Net income - 2001        128,569     2,442,832     2,571,401

  Distributions - 2001     (21,842)     (414,999)     (436,841)

Partners' capital at
  December 31, 2001    $ 1,244,635   $23,651,379   $24,896,014




The Notes to Financial Statements are an integral part of these Statements.


URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

STATEMENTS OF CASH FLOWS






                                    Year ended December 31,
                                      2001          2000

Net income                        $  2,571,401    $14,203,217
Adjustments to reconcile net
 income to net cash used by
 operating activities:
  Amortization of costs of
   acquisition                          94,776        101,774
  Decrease (increase) in
   Receivable from affiliates           82,447        (83,325)
  Equity in income of local
   Limited Partnerships             (3,183,701)   (14,440,767)
  Increase (decrease) in
    management fee payable
    and accounts payable                91,694        (56,032)
                                    (2,914,784)   (14,478,350)
    Net cash provided (used) by
     operating activities             (343,383)      (275,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Current year distributions         11,214,218       303,611
 Current year investment            (6,725,931)            0
 Net advances repaid by (paid to)
  local limited partnerships          (767,330)     (120,747)
    Net cash provided by investing
     Activities                      3,720,957       182,864

CASH FLOWS FROM FINANCING ACTIVITIES:
  Partnership distributions           (436,841)     (353,799)
                                      (436,841)     (353,799)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                   2,940,733      (446,068)

CASH BALANCE AT BEGINNING OF YEAR      733,661     1,179,729

CASH BALANCE AT END OF YEAR       $  3,674,394   $   733,661




The Notes to Financial Statements are an integral part of these statements.


Note 1 - Organization and Accounting Policies

Organization

Urban Improvement Fund Limited - 1973 (the Partnership) was formed under the California Uniform Limited Partnership Act on February 2, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,796 units of limited partnership interest pursuant to a public offering of such units which terminated in October 1973. The General Partner, Interfinancial Real Estate Management Company, invested $621,316.

The Urban Improvement Fund Limited - '73 prospectus, dated June 27, 1973, specified that the General Partner has approximately a five percent interest in profits, losses and special allocations, and the limited partners will share the remainder of the interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

Investment in and Advances to Local Limited Partnerships

As of December 31, 2001, the Partnership has investments in eleven active real estate limited partnerships (Local Limited Partnerships) which are accounted for on the equity method (Notes 4 to 14). The investment account represents the sum of the capital investments, advances and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Amortization expenses were $94,776 and $101,774 for the year ended December 31, 2001 and 2000, respectively.

The Partnership had an investment in one limited partnership that sold its real estate during 1984 (Note 5). This partnership, Edgewood II Associates, held a note receivable for a portion of the sales proceeds that was paid in 2001 upon the sale of the underlying property.

Note 1 - Organization and Accounting Policies - Continued

The Partnerships' equity in income of the Local Limited
Partnerships is summarized as follows:

                                      For the Year Ended
                                         December 31,
                                      2001          2000
Net repayment from (advances
 to) Local Limited Partnerships
  with zero investments:         $    (7,343)  $  (112,500)

Distributions received from
 Local Limited Partnerships with
 zero investments:                         0        42,235

Income from Local Limited
 Partnerships with non-zero
 investments:                      3,191,044    14,511,032

Equity in income of Local
 Limited Partnerships            $ 3,183,701   $14,440,767

Significant accounting policies followed by the Local Limited
Partnerships are summarized in Note 4.

  Taxes on Income

No provision for taxes on income has been recorded, since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

  Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at December 31, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

  Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. The Partnership has only one reportable segment. Due to the very nature of the Partnership's

Note 1 - Organization and Accounting Policies - Continued

operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

  Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

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

Note 2 - Reconciliation Between Net Income and Partners'
Capital (Deficit) of the Partnership For Financial Reporting
Purposes and Income Tax Purposes

A reconciliation of the Partnership's net income for financial reporting purposes and the Partnership's net income for income tax reporting purposes follows:


                                            For the Year Ended
                                                December 31,
                                            2001            2000

Net income for financial reporting
 purposes                               $  2,571,401   $ 14,203,217

Amortization of initial and rent-up
 fees and other costs of acquisition
 capitalized for financial reporting
 purposes and previously deducted for
 income tax reporting purposes                94,776        101,774

Equity in income of Local Limited
 Partnerships for income tax reporting
 purposes in excess of that recognized
 under the equity method for financial
 reporting purposes.                        3,612,040   (12,888,449)

Other accrual adjustments                      50,287       282,565

Net income as reported on the federal
income tax return                        $  6,328,504  $  1,699,107

Note 2 - Reconciliation Between Net Income and Partners' Capital
(Deficit) of the Partnership For Financial Reporting Purposes and
Income Tax Purposes - Continued

A reconciliation of the partners' capital for financial reporting
Purposes and the partners' capital (deficit) for income tax purposes follows:

                                         For the Year Ended
                                            December 31,
                                         2001          2000

Partners' capital for financial
 reporting Purposes                $ 24,896,014  $ 22,761,454

Commissions and offering expenses
 capitalized for income tax purposes
 and charged to capital for
 financial reporting purposes         1,250,836     1,250,836

Unamortized portion of initial and
 rent-up fees and other costs of
 acquisition capitalized for finan-
 cial reporting purposes and previously
 deducted for income tax reporting
 purposes                              (260,270)     (471,451)

Equity in cumulative losses of Local
 Limited Partnerships for income tax
 purposes, in excess of losses
 for financial reporting purposes   (15,623,598)  (20,968,062)

Other accrual adjustments               388,457       338,170

Partners' capital (deficit) as
 reported on the federal income
 tax return                        $ 10,651,439  $  2,910,947

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

Note 3 - Management of Urban Improvement Fund Limited - 1973

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $182,000 in 2001 and $74,000 in 2000, (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $175,987, and $74,000, respectively, during 2001 and 2000.

Upon liquidation, unpaid management fees will have first priority to the proceeds. The Partnership will also pay the General Partner a liquidation fee for the sale of projects.
The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or
(ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. Liquidation fees of $457,931 were paid during 2001.

The General Partner of the partnership is a corporation which Paul H. Pfleger has a one-hundred percent interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger has a one-hundred percent interest, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2001 and 2000. In addition, as shown in the following table, PSI is the General Partner in nine of the remaining Local Limited Partnerships in which the Partnership has investments:

                                            Date PSI Became
Local Limited Partnerships                  General Partner

Glenn Arms Associates                          April 1975
Hedin House Associates                         December 1978
Himbola Manor                                  January 1980
SP Kimberly (Marlton Manor Associates)         April 1975
The Alexander (Serena Vista)                   April 1975
WOGO Associates of Fresno                      August 1976
W Street Associates                            December 1977


Note 4 - Investments in and Advances to Local Limited
Partnerships Accounted for on the Equity Method

The Partnership has fifty-one percent to ninety-nine percent interests in profits and losses of the eleven Local Limited Partnerships accounted for on the equity method. Investments in these Local Limited Partnerships were made in installments based typically on the stages of completion and/or occupancy.

Investments in and advances to the Local Limited Partnerships, accounted for on the equity method, are as follows:

                                          Equity In
                            Capital        Income
                         Contributions    (Losses)    Subtotal
December 31, 2001:

Brighton Gardens
 Apartments
 (Note 5)           $    370,000   $ (2,057,633)   $(1,687,633)
The Mill at
 Cortez Hill           3,200,000              0      3,200,000
First Bedford-Pine
 Apts., Ltd.             275,485     (1,648,486)    (1,373,001)
Glenn Arms Associates     38,527        447,400        485,927
Hedin Associates         (99,192)       353,525        254,333
Himbola Manor, Ltd.      (95,185)        95,411            226
SP Kimberly Place (Marlton
 Manor Associates)     3,628,248      4,397,946      8,026,194
RAP-UP II B              190,757       (445,249)      (254,492)
The Alexander
 (Serena Vista)           99,365      7,120,073      7,219,438
WOGO Associates
 of Fresno               549,531        577,621      1,127,152
W Street Associates      305,500       (840,109)      (534,609)

Total               $  8,463,036   $  8,000,499    $16,463,535

                                       Losses Not
                                        Recorded
                                        (Note 1)        Advances

Brighton Gardens Apartments (Note 5)  $ 1,620,498      $        0
The Mill at Cortez Hill                 3,200,000               0
First Bedford-Pine Apts., Ltd.          1,315,259               0
Glenn Arms Associates                           0          11,720
Hedin Associates                                0           3,210
Himbola Manor, Ltd.                             0          84,233
SP Kimberly Place (Marlton Manor
 Associates)                                    0               0
RAP-UP II B                               224,456               0
The Alexander (Serena Vista)                    0         576,626
WOGO Associates of Fresno                       0         163,383
W Street Associates                             0         609,780

Total                                 $ 3,160,213      $1,448,952

                                         Costs of
                                       Acquisition    Investment
                                         (Note 1)         Net

Brighton Gardens Apartments (Note 5)  $   67,135      $         0
The Mill at Cortez Hill                        0        3,200,000
First Bedford-Pine Apts., Ltd.            57,742                0
Glenn Arms Associates                     14,917          512,564
Hedin Associates                          10,323          267,866
Himbola Manor, Ltd.                       48,659          133,118
SP Kimberly Place (Marlton Manor
 Associates)                                   0        8,026,194
RAP-UP II B                               30,036                0
The Alexander (Serena Vista)                   0        7,796,064
WOGO Associates of Fresno                      0        1,290,535
W Street Associates                       31,458          106,629

Total                                 $  260,270      $21,332,970

Reconciliation to combined statement
 of partners equity (deficit) Urban
 Improvement Fund Limited - 1973
 capital contributions less equity
 in losses                                            $16,463,535
Flexible subsidy contributed by HUD                       303,382
Urban Improvement Fund - 1973's
 Share of combined equity of Local
 Limited Partnerships per the
 accompanying statement                               $16,766,917

Note 4 - Investments in and Advances to Local Limited
Partnerships Accounted for on the Equity Method - Continued

                                          Equity In
                              Capital       Income
                           Contributions   (Losses)     Subtotal
December 31, 2000:

Antonia Manor          $     89,995   $  3,824,241  $  3,914,236
Brighton Gardens
 Apartments (Note 5)        370,000     (2,047,017)   (1,677,017)
First Bedford-Pine
 Apts., Ltd.                275,485     (1,701,943)   (1,426,458)
Glenn Arms Associates       223,877        264,930       488,807
Hedin Associates            (48,964)       324,741       275,777
Himbola Manor, Ltd.         (95,185)       (12,854)     (108,039)
Maria Manor                  73,738      5,136,309     5,210,047
Marlton Manor Associates    102,317      4,220,473     4,322,790
RAP-UP II B                 190,757       (447,560)     (256,803)
The Alexander                99,364      7,554,694     7,654,058
WOGO Associates of Fresno   549,531     (1,019,647)     (470,116)
W Street Associates         305,500       (793,217)     (487,717)

Total                  $  2,136,415   $ 15,303,150  $ 17,439,565

                                       Losses Not
                                        Recorded
                                        (Note 1)        Advances

Antonia Manor                        $         0       $   5,000
Brighton Gardens Apartments (Note 5)   1,609,882               0
First Bedford-Pine Apts., Ltd.         1,368,716               0
Glenn Arms Associates                          0          44,862
Hedin Associates                               0           7,000
Himbola Manor, Ltd.                       55,325               0
Maria Manor                                    0           5,000
Marlton Manor Associates                       0           5,000
RAP-UP II B                              226,767               0
The Alexander                                  0           5,082
WOGO Associates of Fresno                220,737         163,383
W Street Associates                        7,342         446,295

Total                                $ 3,488,769       $ 681,622

                                        Costs of
                                      Acquisition    Investment
                                        (Note 1)          Net

Antonia Manor                        $        0     $ 3,919,236
Brighton Gardens Apartments
 (Note 5)                                67,135               0
First Bedford-Pine Apts., Ltd.           57,742               0
Glenn Arms Associates                    16,160         549,829
Hedin Associates                         11,183         293,960
Himbola Manor, Ltd.                      52,714               0
Maria Manor                                   0       5,215,047
Marlton Manor Associates                      0       4,327,790
RAP-UP II B                              30,036               0
The Alexander                                 0       7,659,140
WOGO Associates of Fresno                85,996               0
W Street Associates                      34,080               0

Total                                $  355,046     $21,965,002

Reconciliation to combined
 statement of partners equity
 (deficit) Urban Improvement
 Fund Limited - 1973 capital
 contributions less equity in
 losses                                               $17,439,565
Flexible subsidy contributed by HUD                       303,382
Urban Improvement Fund - 1973's share
 of combined equity of Local Limited
 Partnerships per the accompanying
 Statement                                            $17,742,947

Note 4 - Investments in and Advances to Local Limited
Partnerships Accounted for on the Equity Method - Continued

The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 2001 and 2000 and the related combined statements of income, partners' capital and cash flows and selected footnote disclosures from the audited financial statements for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

December 31, 2001

Assets

Cash                                            $  1,154,313
Cash in escrow and other restricted funds          4,912,912
Sales proceeds in transit                          2,447,237
Accounts receivable                                  178,163
Prepaid expenses                                     130,820
Other assets                                         528,335
                                                   9,351,780
Property on the basis of cost:
  Land                                             5,869,937
  Construction in progress                         6,248,750
  Buildings and improvements                      52,948,593
                                                  65,067,280
  Less - accumulated depreciation                (12,998,223)
                                                  52,069,057

                                                $ 61,420,837

Liabilities and Partners' Capital

Mortgage notes payable                           $37,002,430
Accounts payable and accrued expenses                891,333
Advances from Urban Improvement
  Fund Limited - 1973                              1,448,952
Advances from general partners                       906,653
Notes payable                                        342,056
Advances from and payable to affiliates               23,425
Tenants' security and other deposits                 343,288
                                                  40,958,137
Partners' capital per accompanying statements     20,462,700

                                                $ 61,420,837

Note 4 - Investments in and Advances to Local Limited
Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF INCOME OF LOCAL LIMITED PARTNERSHIPS

                                         For the Year Ended
                                            December 31,
                                         2001          2000
Revenue:
Net rental income                   $ 9,941,389    $10,522,897
Financial                               360,697       397,845
Other                                   466,844       183,107
                                     10,768,930    11,103,849
Expenses:
  Administrative                      1,966,289     2,353,841
  Utilities                           1,362,143     1,458,002
  Operating                           2,155,372     2,405,204
  Taxes and insurance                 1,020,767       983,023
  Financial expenses                  1,963,103     1,147,762
  Depreciation and amortization       1,654,948     1,067,944
  Other expenses                        197,192       275,294
                                     10,319,814     9,691,070
Net income before gain on
  sale of property                      449,116     1,412,779

Gain on sale of property              4,151,213    14,283,454

Net income                          $ 4,600,329   $15,696,233

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          (DEFICIT) OF LOCAL LIMITED PARTNERSHIPS
                       Urban
                    Improvement    Other
                   Fund Limited   Limited     General
                      1973        Partners    Partners     Total

Partners' capital
(deficit) at
January 1,
2000        $  2,420,104  $  (44,885)  $  311,177  $ 2,686,396

Cash
Distributions   (105,075)     (1,778)      (1,725)    (108,578)

Net income -
2000          15,427,918      27,167      241,148   15,696,233

Partners' capital
(deficit) at
December 31,
2000          17,742,947     (19,496)     550,600   18,274,051

Capital
Contributions  6,725,931           0    3,048,750    9,774,681

Cash
Distri-
Butions      (11,214,218)       (529)    (971,614)  (12,186,361)

Net income -
 2001          3,512,257       4,384    1,083,688     4,600,329

Partners' capital
 (deficit) at
 December 31,
 2001       $ 16,766,917 $   (15,641) $ 3,711,424  $20,462,700

Note 4 - Investments in and Advances to Local Limited
Partnerships Accounted for on the Equity Method - Continued

STATEMENT OF CASH FLOWS


                                               December 31,
                                           2001             2000

Net income                            $  4,600,329     $ 15,696,233
 Adjustments to reconcile net
  income to net cash provided
  (used) by operating activities:
   Gain on sale                         (4,151,213)     (14,283,454)
   Depreciation and amortization         1,654,948        1,067,944
   Decrease (increase) in escrows,
    Restricted deposits and receivables,
    prepaid expenses and other assets   19,712,564      (16,834,526)
   Increase (decrease) in accounts
    payable, accrued expenses, tenant
    security deposit liability and other
    liabilities                            204,364         (718,935)
     Total adjustments                  17,420,663      (30,768,971)
      Net cash provided (used) by
       Operating activities             22,020,992      (15,072,738)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 (49,620,858)        (327,919)
  Proceeds from sale of assets           4,014,060       21,807,618
      Net cash provided by investing
       Activities                      (45,606,798)      21,479,699

CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage principal payments             (508,244)      (5,591,753)
  Mortgage financing                    28,250,000                0
  Distributions paid                    (2,272,665)        (108,578)
  Advances from (repayments to)
   Affiliates                             (360,481)         120,747
  Proceeds from (repayments on)
   notes payable                                 0         (566,076)
  Proceeds from sale in transit         (1,714,810)               0
      Net cash used by financing
       Activities                       23,393,800       (6,145,660)

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                         (192,006)         261,301

CASH BALANCE AT BEGINNING OF YEAR        1,346,319        1,085,018

CASH BALANCE AT END OF YEAR           $  1,154,313     $  1,346,319

SUPPLEMENTAL INFORMATION REGARDING INTEREST
  PAYMENTS IS AS FOLLOWS:
    Interest paid, net of subsidy     $  1,206,977     $    606,007

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

A reconciliation between combined income for financial reporting purposes and the combined income for income tax purposes follows:

                                               December 31,
                                            2001          2000

Combined net income for financial
  reporting purposes                  $  4,600,329    $ 15,696,233

Equity in deductions taken by
  Local Limited Partnerships for
  tax purposes in excess of
  loss for financial reporting
  purposes                               4,318,923    (12,032,498)

Combined income for income tax
  Purposes                            $  8,919,252    $ 3,673,108

A reconciliation of combined partners' capital (deficit) for financial reporting purposes and combined partners' capital
(deficit) for income tax purposes follows:

                                                  December 31,
                                             2001             2000
Combined partners' capital
  (deficit) for Financial
  reporting purposes                     $ 20,462,700     $ 18,274,051

Carrying costs during
  construction capital-
  ized for financial
  reporting purposes,
  excess of depreciation
  for tax purposes
  and accrual adjustments
  for financial
  reporting purposes                      (19,437,941)    (14,163,246)

Combined partners' capital
  (deficit) for income tax
   purposes as reported on the
  federal income tax returns             $  1,024,759    $  4,110,805

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

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

Depreciation and Amortization

For financial statement purposes, depreciation is computed using the straight-line and various accelerated methods over useful lives of twenty to forty years from the date of completion of the building or rehabilitation. For income tax purposes, buildings are depreciated over twenty to forty years using various accelerated methods, and certain rehabilitation costs are amortized on the straight-line method over sixty months under the provisions of section 167(k) of the Internal Revenue Code. (Note 14)

Certain expenses related to obtaining permanent financing for the partnerships have been deferred and are being amortized for financial statement purposes using the straight-line method over periods of twenty to forty years.

Mortgage Notes Payable

The Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD), the Massachusetts Housing Finance Agency (MHFA) and conventional mortgages totaling $37,002,430 at December 31, 2001 ($5,757,917 by HUD and $3,161,804 by MHFA and $28,082,709 conventional) and $11,147,906 at December 31, 2000 ($7,884,522 by HUD, $3,263,384
          by MHFA). The mortgage notes payable are secured by deeds of trust on rental property and bear interest at rates from approximately seven percent to eight and one-half percent per annum. The mortgages are payable in monthly installments of principal and interest aggregating approximately $239,108 (net of subsidy) over periods of forty years for insured properties and five years with a balloon payment for conventional loans. HUD will make interest reduction payments on the mortgages of six Local Limited Partnerships which have mortgages insured under Section 236 in amounts which will reduce the mortgage payments to those required for mortgages carrying a one percent interest rate. (Note 13)

The scheduled principal reductions for the next five years are as follows:

              Year Ended December 31,        Amount

                      2002              $   621,364
                      2003                  670,851
                      2004                  721,193
                      2005                  775,337
                      2006                  441,494
                      2006 balloon       26,775,532
                      Beyond              6,996,659

                                        $37,002,430

Note 4 - Investments in and Advances to Local Limited
Partnerships Accounted for on the Equity Method - Continued

  National Housing Act Subsidies and Restrictions

Under terms of the regulatory agreement with HUD and MHFA, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by HUD. As of December 31, 2001, approximately $611,938 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by HUD.

All of the Local Limited Partnerships with insured mortgage loans have entered into rent supplement and/or Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 2001 and 2000, the Local Limited Partnerships received approximately $2,200,336 and $6,280,000, respectively, in rent supplement and
Section 8 funds.

The notes payable represent residual receipts notes payable by several Local Limited Partnerships. These residual receipts notes are payable to the former general partners upon sale of the property after a provision for income taxes resulting from the gain from such sales and the return of contributed capital and advances plus interest to the Partnership. The residual receipt notes payable totaled $342,056 at December 31, 2001.

Management

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees of approximately five percent to eight and one-half percent of the gross revenues of the respective projects. Most of the management agents are affiliated with or are the general partners of the Local Limited Partnerships. Details of the management contracts are as follows:

Note 4 - Investments in and Advances to Local Limited Partnerships Accounted for on the Equity Method - Continued

                     Affiliate                2001          2001
                    of General  Percent of Management    Bookkeeping
Partnership           Partner   Revenues   Fee Expense   Fee Expense

Brighton Gardens        Yes       5.00%      $43,868      $     0
First Bedford
 Pines Apts. I          Yes       7.00%      $63,843      $     0
Glenn Arms
 Associates             No        8.10%      $46,324      $ 6,100
Hedin Associates        No        6.20%      $27,156      $ 3,986
Himbola Manor
 Associates             No        7.90%      $60,770      $11,293
SP Kimberly
 (Marlton Manor)        No        3.50%      $63,597      $     0
RAP-UP II B             Yes       6.00       $35,408      $ 6,069
The Alexander
 (Serena Vista)         No        3.00%      $52,385      $     0
W Street Associates     No        8.50%      $66,617      $     0

Note 5 - Sale of the Assets of Edgewood II Associates

The property of Edgewood II Associates was sold during 1984. The sales price of $8,270,146 was composed of a cash payment of $1,215,000, the assumption of the underlying mortgage of $4,855,146 and an installment payment of $2,200,000 that is due on December 31, 2000 along with accrued interest. Urban 73's share of the final installment is $1,650,000 with the balance due to the Local General Partner. Interest accrues at nine and one-half percent per annum and is payable on the anniversary date of the note to the extent of seventy five percent of the property's distributable cash flow. The gain on the sale of the real estate is recognized on the cost recovery method to first recognize the recovery of the asset value, then recognize the gain as the proceeds are received. For the years ended December 31, 2000 and 1999, the Partnership has not received or recorded interest income. The Partnership advanced $75,000 to Edgewood II Associates in 2000 for legal fees associated with the past due note.

The property was resold in 2001. The Partnership recognized a gain of $2,299,250 on the disposition in 2001. The Issuer's share of the proceeds were $1,680,500.

Note 6 - Sale of the Assets of WOGO Associates of Fresno

The property of WOGO Associates of Fresno was sold in a tax-free exchange during 2001 resulting in a book gain of $1,851,963 (gain from operations $201,531), which was deferred for tax purposes.
The estimated net assets from the sale were $2,201,916.

At December 31, 2001, this Partnership was due $160,883 from an affiliate of the General Partner for sales and acquisition proceeds in transit and $1,714,810 from the buyer for sales proceeds.

Note 7 - Investment in The Mills at Cortez Hill

The Partnership acquired an interest in The Mills at Cortez in downtown San Diego, California. The property is a 133-unit apartment complex with ground floor retail space. This 3-story all redwood and cedar structure will be completely restored and refurnished by 2003. The property is presently under renovation. The investment for a
51.21 interest was $3,200,000.

Note 8 - Sale of the assets of The Alexander

The property of The Alexander was sold in a tax-free exchange during 2000 resulting in a book gain of $4,290,992, which was deferred for tax purposes. The partnership's share of the net assets from the sale was $7,654,058. The funds were reinvested during 2001.

At December 31, 2001, this Partnership was due $571,544 from an affiliate of the General Partner for sales and acquisition proceeds in transit.

Note 9 - Sale of the assets of Antonia Manor

The property of Antonia Manor was sold in a tax-free exchange during 2000 resulting in a book gain of $2,294,034, which was deferred for tax purposes. The partnership's share of the net assets from the sale was $3,914,236. The funds were not reinvested as a tax-free exchange. The income tax was recognized in 2001.

Note 10 - Sale of the assets of Maria Manor

The property of Maria Manor was sold in a tax-free exchange during 2000 resulting in a book gain of $3,348,517 which was deferred for tax purposes. The partnership's share of the net assets from the sale was $5,210,047. The funds were not reinvested as a tax-free exchange.
The income tax was recognized in 2001.

Note 11 - Sale of the assets of Marlton Manor

The property of Marlton Manor was sold in a tax-free exchange during 2000 resulting in a book gain of $2,478,188 which was deferred for tax purposes. The partnership's share of the net assets from the sale was $4,322,790. The funds were reinvested during 2001. In addition, the Partnership made a capital contribution of $3,525,931.

Note 12 - Write-Off of Freedom Associates

Freedom Associates filed for bankruptcy protection during 2000 due to continuing losses from operations. The General Partner of Urban '73 believes that the property will be foreclosed during 2002. Therefore, the investment was written-off for financial reporting purposes at December 31, 2000. The gain on disposition of the assets was $1,871,833.


URBAN IMPROVEMENT FUND LIMITED 1973
(A Limited Partnership)

Notes to Financial Statements - Continued

December 31, 2001

Note 13 - Real Estate and Accumulated Depreciation of Local Limited Partnerships in which Urban Improvement Fund Limited 1973 has an
Investment


          Description        Outstanding
Partnership      No. of        Mortgage                   Construction
Location         Units         Balance          Land      In Progress

Brighton Gardens
 Apts
 Brighton, MA       62         $1,135,848    $  322,929     $       0
                                2,025,956
                                3,161,804
First Bedford-
 Pine Apts
 Atlanta, GA       134          1,397,447        43,491             0

Glenn Arms
 Associates
 Washington, DC     55            645,339       125,898             0

Hedin
 Associates         48
 Washington, DC  1 commercial     489,426        38,600             0

Himbola Manor
  LaFayette, LA    136            954,610       111,000             0
                                  312,454
                                   94,084
                                1,361,148
SP Kimberly
 Place
 Monterey, CA      212         16,915,163     3,256,147             0

RAP-UP II B         51            705,132        23,097             0
 Roxbury, MA    4 commercial

The Alexander
 d/b/a Serena
 Vista
 Fresno, CA        172         11,167,546      1,892,421            0

W-Street
 Associates
 Washington, D.C.  102          1,159,425         56,354            0

The Mills at
  Cortez Hill
  San Diego, CA    133                  0              0    6,248,750

                              $37,002,430    $ 5,869,937  $ 6,248,750

          Description
Partnership      No. of      Building &                  Accumulated
Location         Units       Improvement      Total      Depreciation

Brighton
 Gardens Apts
 Brighton, MA      62         $1,830,882    $2,153,811   $(1,566,104)

First Bedford-
 Pine Apts
 Atlanta, GA      134          2,414,932     2,458,423    (2,414,932)

Glenn Arms
 Associates
 Washington, DC    55          1,717,972     1,843,870    (1,208,893)

Hedin
 Associates        48
 Washington, DC  1 commercial  1,420,196     1,458,796      (873,017)

Himbola
 Manor
 LaFayette, LA    136          2,981,869     3,092,869    (2,411,026)

SP Kimberly
 Place
 Monterey, CA     212         21,602,671    24,858,818      (433,544)

RAP-UP II B        51          1,605,332     1,628,429    (1,227,467)
  Roxbury, MA  4 commercial

The Alexander
 d/b/a Serena
 Vista
 Fresno, CA       172         16,093,870    17,986,291      (572,019)

W-Street
 Associates
 Washington, D.C. 102          3,280,869     3,337,223    (2,291,221)

The Mills at
  Cortez
 Hill
 San Diego, CA    133                  0      6,248,750            0

                             $52,948,593    $65,067,280 $(12,998,223)

                                                        Depreciation
          Description         Date of                     in latest
Partnership         No. of Completion of     Date     Income Statement
Location            Units  Construction    Acquired     is Computed

Brighton
 Gardens Apts
 Brighton, MA         62        1975           1973       5-40 years

First Bedford-
 Pine Apts
 Atlanta, GA         134        1974           1973         25 years

Glenn Arms
 Associates
 Washington, DC       55        1975           1973        3-25 years

Hedin
 Associates          48
 Washington, DC  1 commercial   1974           1973        5-30 years

Himbola
 Manor
 LaFayette, LA      136         1974           1973        3-25 years

SP Kimberly
 Place
 Monterey, CA       212         1974           1973        5-40 years

RAP-UP II B          51         1974           1973        7-20 years
  Roxbury, MA   4 commercial

The Alexander
  d/b/a Serena
 Vista
 Fresno, CA         172         1974           1973        5-30 years

W-Street
 Associates
 Washington, D.C.   102         1975           1973        5-30 years

The Mills
 at Cortez
 Hill
 San Diego, CA      133          N/A           2001           N/A

                                        Construction   Building &
                            Land        in Progress    Improvement

Balance at
 January 1, 2000         $ 2,330,755    $         0    $ 38,098,215
  Additions during year            0              0         327,919
  Deletions during year   (1,213,706)             0     (18,380,100)
Balance at
 December 31, 2000         1,117,049              0      20,046,034
  Additions during year    5,148,468      6,248,750      38,223,540
  Deletions during year     (395,680)             0      (5,320,981)

Balance at
 December 31, 2001       $ 5,869,937   $  6,248,750    $ 52,948,593


                                       Total     Accumulated
                                        Cost     Depreciation

Balance at January 1, 2000        $ 40,428,970    $ 26,159,639
 Additions during year                 327,919       1,025,248
 Deletions during year             (19,593,806)    (12,026,946)
Balance at December 31, 2000        21,163,083      15,157,941
 Additions during year              49,620,858       1,594,616
 Deletions during year              (5,716,661)     (3,754,334)

Balance at December 31, 2001      $ 65,067,280    $ 12,998,223

URBAN IMPROVEMENT FUND LIMITED 1973
(A Limited Partnership)

Notes to Financial Statements - Continued

December 31, 2001


Note 14 - Encumbrances of Local Limited Partnerships in which Urban Improvement Fund 1973 has an investment

                                 Outstanding       Gross        Net
      Description     No. of      Mortgage        Interest    Interest
Partnership/Location  Units       Balance           Rate        Rate

Brighton Gardens
 Apts                           $ 1,135,848          8.4%        1.0%
 Brighton, MA           62        2,025,956          8.1%        8.1%
                                $ 3,161,804

First Bedford-
 Pine Apts
 Atlanta, GA           134        1,397,447          7.0%        1.0%

Glenn Arms
 Associates
 Washington, DC         55          645,339          7.0%        1.0%

Hedin
 Associates             48
 Washington, DC   1 commercial      489,426           7.0%       1.0%

Himbola Manor                       954,610           7.9%       0.0%
 LaFayette, LA         136          312,454           3.0%       0.0%
                                     94,084           3.0%       0.0%
                                  1,361,148

SP Kimberly
 Place LP
 Monterey, CA          212     16,915,163             7.0%       7.0%

RAP-UP II B             51
  Roxbury, MA   4 commercial      705,132             7.0%       1.0%

The Alexander          172     11,167,546             7.3%       7.3%
d/b/a Serena
 Vista Apts.
 Fresno, CA

W-Street
 Associates
 Washington, D.C.      102      1,159,425            7.0%        1.0%

                              $37,002,430


      Description          Gross       Interest            Net
Partnership/Location       Payment    Subsidy         Payment


Brighton Gardens Apts   $ 11,439      $  5,193        $ 6,246
  Brighton, MA            19,350             0         19,350

First Bedford-Pine Apts
  Atlanta, GA             13,358         8,313          5,045

Glenn Arms Associates
  Washington, DC           5,974         3,802          2,172

Hedin Associates
  Washington, DC           4,845         3,064          1,781

Himbola Manor
  LaFayette, LA            7,430             0          7,430
                           Note 1            0          Note 1
                           Note 2            0          Note 2

SP Kimberly Place
  Monterey, CA             113,102           0         113,102

RAP-UP II B
  Roxbury, MA                7,008      4,361            2,647

The Alexander
 d/b/a Serena
 Vista Apts.
  Fresno, CA                77,127          0           77,127

W-Street Associates
  Washington, D.C.          10,961      6,775            4,208

                          $270,594    $31,486         $239,108


      Description           Maturity      Balloon       Insured
Partnership/Location          Date      at Maturity        By

Brighton Gardens Apts       Apr 2017              0       MHFA
  Brighton, MA              Apr 2017              0       MHFA

First Bedford-Pine Apts
  Atlanta, GA               Jun 2015              0        HUD

Glenn Arms Associates
  Washington, DC            Mar 2016              0        HUD

Hedin Associates
  Washington, DC            Jun 2014              0        HUD

Himbola Manor
  LaFayette, LA             Sep 2036              0        HUD
                            Jul 2025              0        HUD
                            Jul 2025         94,084        HUD

SP Kimberly
 Place LP
 Monterey, CA               Mar 2006     16,118,539        None

RAP-UP II B
  Roxbury, MA               Aug 2014              0        HUD

The Alexander
 d/b/a Serena
 Vista
 Fresno, CA                 Feb 2006     10,656,993        None

W-Street Associates
  Washington, D.C.          Sep 2015              0        HUD


Note 1 - This is a contingent payment based on 75% of surplus cash as defined by HUD.
Note 2 - This is a contingent payment based on 75% pf surplus cash as defined by HUD or a balloon payment.

PART IV

Item 8.  Directors and Executive Officers of the Issuer

(a) The General Partner of the Issuer is Interfinancial Real Estate Management Company. The Issuer does not have directors as such. The following is a listing of the Directors of the General Partner of the Issuer. These Directors are elected to serve one-year terms and until their successors are duly elected and qualified as directors.

                   Name        Age            Office

            Paul H. Pfleger    67      Director/President
            John M. Orehek     48      Director/Senior Vice President

The General Partner of the Issuer is Interfinancial Real Estate Management Company. The Issuer does not have executive officers as such. The following is a listing of the executive officers of the General Partner of the Issuer. These executive officers are elected to serve one-year terms and will continue to serve until their successors are duly elected and qualified as executive officers.

          Name         	Age	            Office

            Paul H. Pfleger        67          Chairman of the Board
            John M. Orehek         48          Senior Vice President
            Michael Fulbright      48          Secretary

(b)	The Issuer has no employees.
(c)	There are no family relationships between any directors or
executive officers.

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

Mr. Pfleger is the General Partner in over 280 properties with approximately 38,000 housing units throughout the United States.

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

Item 8.  Directors and Executive Officers of the Issuer - Continued

Michael Fulbright, Secretary. Mr. Fulbright is General Counsel for Security Properties Inc. He joined the Company in 1989 as Special Counsel responsible for new development activities and sales and financing transactions in the syndication portfolio. Prior to joining SPI, he was a partner at Tousley Brain, a Seattle law firm that specializes in commercial real estate matters. His practice there included representation of lenders, institutional investors and commercial developers. He received a Masters of Business Administration degree from Texas A&M and a law degree from the University of Washington. He is a member of the Washington State Bar Association. Mr. Fulbright was first elected an officer of the General Partner, Interfinancial Real Estate Management Company, during 1994.

(d)	Section 20 of the Amended Certificate and Agreement of Limited
Partnership of the Issuer provides for the indemnification of the General Partner and its designees and nominees against liability resulting from errors in judgment or any acts or omissions, whether or not disclosed, unless caused by a breach of fiduciary duty of such parties to the Issuer or its limited partners. None of the officers or directors of the General Partner of the Issuer have filed a petition under the federal bankruptcy laws or any state insolvency act, nor have they been engaged in any acts over the past five years that would impair their ability or integrity as directors or executive officers of the General Partner of the Issuer.

Item 9.  Executive Compensation

(a)	The Issuer does not pay any salary or other remuneration to the officers of the General Partner of the Issuer.

(b)	The Issuer has no plan or arrangement to pay any salary or other remuneration to the officers in the future.

(c)	There are no options, warrants, rights or any other such
remuneration available to the General Partner of the Issuer.

(d)	The Issuer will not pay any salary or other remuneration to the directors of the General Partner of the Issuer.

(e)	There are no retirement benefit plans or other remuneration that would result from the resignation, retirement, termination or any other change in control of any officer or director of the General
Partner of the Issuer.

Item 10.  Security Ownership of Certain Beneficial Owners and
Management Security Ownership of Certain Beneficial Owners

Holders -

Holders -
Title of         Name & Address of    Amount and Nature of  % of
 Class           Beneficial Owner     Beneficial Ownership  Class

General Partner  Interfinancial Real         621 Units       100%
Interest         Estate Management Co.       ($621,316)
                 1201 Third Avenue
                 Suite 5400
                 Seattle, Washington 98101-3076

Item 10.  Security Ownership of Certain Beneficial Owners and
Management - Continued

The General Partner owns 592 units of Limited Partner interest, and an affiliate of the General Partner owns 1,762 units of Limited Partner interest.

No officers or directors of the General Partner of the Issuer own a Partnership interest.

No change in control of the Issuer is anticipated.

Item 11.  Certain Relationships and Related Transactions

There are no transactions in which the directors or officers of the General Partner or security holder of the Issuer have a material interest.

There is no indebtedness of the management of the General Partner of the Issuer to the Issuer, except as follows:

The Partnership paid management fees of $60,000 per year to the general partner. The Partnership had accrued management fees of $136,000 at December 31, 2001.

The General Partner made advances to the Partnership to fund operations of Local Limited Partnerships. The advances are non-interest bearing and due on demand. At December 31 2001 and 2000, the Partnership had advanced $715,982 and $681,622, respectively.

There were no other transactions which officers or directors of the general partner had an interest.

Item 12.  Exhibits and Reports on Form 8-K

(a) Exhibits

Report on Form 8-K filed during the first quarter of 2002 - Change of Accountants

Letter from former accountant, addressed to the Commission stating that they agree with the statements made by the Partnership in the Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.


(ISSUER)  URBAN IMPROVEMENT FUND LIMITED - 1973
          BY:  INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY



By:   /s/Paul H. Pfleger                    Date:  September 19, 2002
     Paul H. Pfleger
     Director/President
     Interfinancial Real Estate Management Company




By:  /s/John M. Orehek                      Date:  September 19, 2002
     John M. Orehek
     Director/Senior Vice President
     Interfinancial Real Estate Management Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.




By:   /s/Paul H Pfleger                      September 19, 2002
     Paul H. Pfleger, Director/President          Date
     Interfinancial Real Estate Management Company




By:  /s/John M. Orehek                      September 19, 2002
     John M. Orehek, Director/                     Date
     Senior Vice President
     Interfinancial Real Estate Management Company.


Form 8-K - CURRENT REPORT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 8-K


CURRENT REPORT


Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Date of Report: February 8, 2002

Urban Improvement Fund Limited - 1973
(Exact name of registrant as specified in its charter)


California                 0-7761              95-6442510
(State or other         (Commission        (I.R.S. Employer
jurisdiction            File Number)     Identification Number)
of incorporation)


55 Beattie Place
Post Office Box 1089
Greenville, South Carolina 29602
(Address of principal executive offices)


Registrant's telephone number, including area code (864) 239-1000

N/A

(Former address, if changed since last report)





Item 4.    Changes in Registrant's Certifying Accountant


As of February 8, 2002, Smith & Radigan, Certified Public Accountants, LLC, the independent accountant previously engaged as the principal accountant to audit the financial statements of Urban Improvement Fund Limited - 1973 (the "Registrant" or the "Partnership"), was terminated. As of the same date, the firm of Kenneth W. Bryant, CPA was engaged to provide the service for the Registrant.

The audit reports of Smith & Radigan, Certified Public Accountants, LLC on the financial statements of the Partnership as of and for the years ended December 31, 2000 and 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Kenneth W. Bryant was a partner in Smith & Radigan, Certified
Public Accountants, LLC while they were the principal auditors of the Registrant. Kenneth W. Bryant has formed a new firm and has been engaged as the principal auditor of the Registrant.

During the Partnership's two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

The Registrant has provided a copy of this disclosure to the former accountant, and the Registrant requested that the former accountant furnish the Registrant with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Registrant, and, if not, stating the respects in which it does not agree. A copy of the former accountant's response indicating agreement is included as an exhibit to this report.

Item 7.     Financial Statements and Exhibits

	(c)   Exhibits

            16.1	Letter dated February 8, 2002 from the former
accountant regarding its concurrence with the statements made by the Registrant in this Current Report.


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





URBAN IMPROVEMENT FUND LIMITED - 1973
	(Registrant)
By:	Interfinancial Real Estate Management
Company, General Partner




/s/Michael Fulbright
(Signature)
By:  Michael Fulbright, Secretary




/s/John M. Orehek
(Signature)
By:  John M. Orehek, Senior Vice President



Date:	February 8, 2002


Exhibit 16.1





February 8, 2002



Office of the Chief Accountant
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Dear Sir/Madam:

We have read Item 4 included in the Form 8-K dated February 8,
2002 of Urban Improvement Fund Limited - 1973 filed with the
Securities and Exchange Commission and are in agreement with the statements contained therein.

Very truly yours,




SMITH & RADIGAN, CERTIFIED PUBLIC ACCOUNTANTS, LLC
Atlanta, Georgia

/s/Timothy P. Radigan
   Timothy P. Radigan



February 8, 2002