Form 10QSB
period 2002-03-31
URBAN IMPROVEMENT FUND LTD 1973
filed 2002-10-21
CIK 102341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

BALANCE SHEETS

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)



ASSETS

                                      March 31,      December 31,
                                        2002             2001

Cash                                $ 3,577,730     $ 3,674,394

Receivable from affiliates               21,440          21,440

Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity
 method                              21,564,838      21,332,970

                                    $25,164,008     $25,028,804


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                    $     7,500     $     1,169

Distribution payable                      1,634           1,634

Management fee payable                  144,987         129,987
                                        154,121         132,790

Partners' Capital:

General Partner - 621 Partnership
 units authorized, issued and
 outstanding                          1,250,328       1,244,635

Limited Partners - 11,796
 Partnership units authorized,
 issued and outstanding              23,759,559      23,651,379
                                     25,009,887      24,896,014

Total Liabilities and Partners'
 Capital                            $25,164,008     $25,028,804






Unaudited.  See accompanying notes.

CAPITALIZATION AND PARTNERS CAPITAL

URBAN IMPROVEMENT FUND LIMITED -1973
(A Limited Partnership)




                                       March 31,    December 31,
                                         2002            2001
General Partner Interest - 621
 Partnership units issued
 and outstanding                   $   621,316      $   621,316

Limited Partners' Interest -
 11,811 Partnership units
 issued and outstanding             11,811,000       11,811,000
                                    12,432,316       12,432,316

Offering expenses                   (1,250,836)      (1,250,836)

Distributions to partners           (6,150,056)      (6,150,056)

Accumulated earnings through
December 31, 2001                   19,864,590       19,864,590

Income for the three-month
 period ended March 31, 2002           113,873                0
	 12,577,571	 12,463,698

Partners' Capital at
 End of Period                     $25,009,887      $24,896,014










Unaudited.  See accompanying notes.

STATEMENTS OF INCOME

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)


                                        For the Three-Month
                                           Period Ended
                                             March 31,
                                       2002              2001

Revenues                            $   8,780          $  21,731

Cost and expenses:

  Professional fees                    25,243              7,500

  Management fee                       15,000             15,000

  Other expense                        14,060             15,675

Amortization                            2,196              1,037
                                       56,499             39,212

Loss before equity in income
 of Local Limited Partnerships        (47,719)           (17,481)

Equity in income of Local
 Limited Partnerships                 161,592            138,463

Net income                         $  113,873         $  120,982

Allocation of net income:

 Net income allocated to
  General Partner                  $    5,693         $    5,444

 Net income allocated to
  Limited Partners                    108,180            115,538

                                   $  113,873         $  120,982

Net income allocated to Limited
 Partners per Limited Partnership
 Unit (11,811 units outstanding
 at March 31, 2002 and 2001)       $        9         $        9



Unaudited.  See accompanying notes.

STATEMENTS OF CASH FLOWS

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)


   For the Three-Month
      Period Ended
        March 31,
   2002     2001
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                        $  113,873        $  120,982
Adjustments to reconcile net
income to net cash used by
operating activities:
 Amortization                            2,196             1,037
Equity in income of local
 limited partnerships                 (161,592)         (138,463)
(Increase) decrease in receivable            0             1,430
Increase (decrease) in accounts
 payable, management fees payable
 and payable to affiliates              21,331           (20,820)
  Total adjustments                   (138,065)         (156,816)
   Net cash used by operating
    Activities                         (24,192)          (35,834)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Net advances paid to local
 Limited partnerships                 (150,404)         (155,037)
Distributions from local
 limited partnership                    77,992                 0
  Net cash provided by
   Investing activities                (72,412)         (155,037)

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS             (96,604)         (190,871)

CASH BALANCE AT BEGINNING
 OF PERIOD                           3,674,394           733,661

CASH BALANCE AT END
 OF PERIOD                          $3,577,790        $  542,790


Unaudited.  See accompanying notes.

NOTES TO SUMMARIZE FINANCIAL INFORMATION
March 31, 2002

URBAN IMPROVEMENT FUND LIMITED -1973
(A Limited Partnership)

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

Note 2 - Method of Accounting - As of March 31, 2002, the Partnership has investments in eleven active real estate limited partnerships (Local Limited Partnerships), Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at March 31, 2002 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. The Partnership has only one reportable segment. Due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

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

Note 3 - Management of Urban Improvement Fund Limited 1973 - Under the terms of the

Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $182,000 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. For the three-month period ended March 31, 2002, the minimum fee of $15,000 has been accrued.

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

Note 4 - Investments in Local Limited Partnerships - As of March 31, 2002, the Partnership has investments in twelve active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership.

    The investments in Local Limited Partnerships are comprised of:

                                  March 31, 2002  December 31, 2001

Capital contributions               $12,579,062      $12,579,062
Distributions                        (4,193,519)      (4,115,527)
Equity in income (losses)            11,321,805       11,160,213
Advances                              1,599,416        1,448,952
Unamortized costs of acquisitions       258,074          260,270

                                    $21,564,838      $21,332,970

During 2001, the property of WOGO Associates of Fresno was sold in a tax-free exchange. In June 2002, the proceeds were reinvested in a conventional multifamily residential project.

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $182,000 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $15,000 for the three months ended March 31, 2002.

The components of the Partnership's equity in net income of the Local Limited Partnerships for March 31, 2002 and 2001, is summarized as follows:

                                         For the Three-Month
                                            Period Ended
                                              March 31,
                                         2002           2001
Distribution from partnerships
  with zero investment:
    Edgewood II                      $   77,992       $       0
    W Street                                  0        (155,037)

Income (loss) from investments
  with non-zero investment:
    The Alexander                       (96,850)         84,000
    Antonia Manor                             0          48,750
    Glenn Arms                           35,350          36,000
    Hedin Associates                     28,550           6,000
    Himbola Manor                        26,200               0
    Maria Manor                               0          65,000
    Marlton Manor, Ltd.                 102,500          53,750
    W Street                            (12,150)              0
                                         83,600         293,500

                                      $ 161,592       $ 138,463
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

At March 31, 2002, the Partnership had management fees payable to the General Partner of $14,000. The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

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



PART II - OTHER INFORMATION

Item 3 - Change In and Disagreements with Accountants on Accounting and Financial Disclosure

As of February 8, 2002, Smith & Radigan, Certified Public Accountants, LLC, the independent accountant previously engaged as the principal accountant to audit the financial statements of Urban Improvement Fund Limited - 1972 (the "Registrant," "Issuer" or the "Partnership"), was terminated. As of the same date, the firm of Kenneth W. Bryant Certified Public Accountant was engaged to provide the service for the Issuer.

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

Items 1 through 3 not applicable

Item 4 - Exhibits and Reports on Form 8-K

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
Company, General Partner




Date  October 21, 2002         /s/Michael Fulbright
                                  (Signature)
                       By:  Michael Fulbright, Secretary





Date  October 21, 2002        /s/John M. Orehek
                                  (Signature)
                       By: John M. Orehek, Senior Vice President



Form 8-K - CURRENT REPORT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 8-K


CURRENT REPORT


Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Date of Report: February 8, 2002

Urban Improvement Fund Limited - 1973
(Exact name of registrant as specified in its charter)


California                          0-7761        95-6442510
(State or other jurisdiction     (Commission   (I.R.S. Employer
of incorporation)                File Number)  Identification
Number)


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