Form 10QSB
period 2002-06-30
URBAN IMPROVEMENT FUND LTD 1973
filed 2002-10-21
CIK 102341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

BALANCE SHEETS

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)



ASSETS

                                       June 30,        December 31,
                                         2002              2001

Cash                                $   562,047        $  3,674,394

Receivable from affiliates               21,440              21,440

Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity
 method                              22,471,215          21,332,970

                                    $23,054,702         $25,028,804


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                     $   15,000         $     1,169

Distribution payable                      1,634               1,634

Management fee payable                   30,000             129,987
                                         46,634             132,790

Partners' Capital:

General Partner - 621 Partnership
 Units authorized, issued and
 Outstanding                          1,150,403           1,244,635

Limited Partners - 11,796
 Partnership units authorized,
 issued and outstanding              21,857,665          24,896,014
                                     23,008,068          26,140,649

Total Liabilities and Partners'
 Capital                            $23,054,702         $26,273,439








Unaudited.  See accompanying notes.


CAPITALIZATION AND PARTNERS CAPITAL

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)




                                         June 30,     December 31,
                                           2002           2001
General Partner Interest -
 621 Partnership units issued
 and outstanding                      $   621,316     $   621,316

Limited Partners' Interest -
 11,796 Partnership units
 issued and outstanding                11,811,000      11,811,000
                                       12,432,316      12,432,316

Offering expenses                      (1,250,836)     (1,250,836)

Distributions to partners              (8,110,116)     (6,150,056)

Accumulated earnings through
 December 31, 2001                     19,864,590      19,864,590

Income for the six-month
 period ended June 30, 2002                72,114               0
                                       10,575,752      12,463,698

Partners' Capital at End
 of Period                            $23,008,068     $24,896,014









Unaudited.  See accompanying notes.

STATEMENTS OF INCOME

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)


                          For the Three-Month     For the Six-Month
                             Period Ended           Period Ended
                               June 30,                June 30,
                          2002         2001        2002         2001

Revenues              $   8,721    $  12,916    $  17,502   $  34,647

Cost and expenses:

 Professional fees       10,935       24,523       36,177      36,197

 Management fee          15,000       15,000       30,000      30,000

 Other expense            1,349        9,118       15,411      20,619

 Amortization             2,156          395        4,392       1,432
                         29,440       49,036       85,980      88,248
Income (loss) before
 equity in income of
 Local Limited
 Partnerships           (20,719)     (36,120)     (68,478)    (53,601)

Equity in income
 (loss) of Local
 Limited Partnerships   (21,000)     291,500      140,592     429,963

Net income (loss)     $ (41,719)   $ 255,380    $  72,114   $ 376,352

Allocation of net income:

 Net income (loss)
 Allocated to General
 Partner              $  (2,088)   $  12,769    $   3,606  $   18,818

 Net income (loss)
 Allocated to
 Limited Partners       (39,671)     242,611       68,508     357,544

                      $ (41,759)   $ 255,380    $  72,114   $ 376,362

Net income allocated
 to Limited Partners
 per Limited Partnership
 Unit (11,796 units
 outstanding at
 June 30, 2002 and
 2001)                $      (3)   $      21    $       5   $      30



Unaudited.  See accompanying notes.

STATEMENTS OF CASH FLOWS

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)



                       For the Three-Month     For the Six-Month
                          Period Ended            Period Ended
                             June 30,                June 30,
                         2002       2001         2002        2001
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income        $    (41,759) $  255,380   $   72,114   $  376,362
Adjustments to
 reconcile net
 income to net
 cash used by
 operating
 activities:
Amortization             2,196         395         4,392     1,432
Equity in income
 of local limited
 partnerships           21,000    (291,500)    (140,592)  (429,963)
Increase in
 distribution
 and affiliate
 receivable                  0     (11,980)           0    (13,408)
Increase (decrease)
 in accounts payable,
 management fees
 payable and
 payable to
 affiliates            (107,847)   (11,430)       (86,156)   (10,462)
 Total adjustments       (8,429)  (314,515)      (222,356)  (452,401)
  Net cash used
  by operating
  activities           (126,410)   (59,135)      (150,242)   (76,039)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Current period
  Distributions               0          0         77,992          0
Net advances to
 local limited
 Partnerships           929,573)     9,465     (1,080,037)  (164,502)
 Net cash provided
  by investing
  activities           (929,513)     9,465     (1,002,045)  (164,502)

CASH FLOWS FROM
 FINANCING
 ACTIVITIES:
  Distributions
  to partners        (1,960,060)         0     (1,960,060)        0
                     (1,960,060)         0     (1,960,060)        0
NET DECREASE IN
 CASH AND
CASH EQUIVALENTS     (3,015,683)   (49,670)   (3,112,347)  (240,541)

CASH BALANCE AT
 BEGINNING OF
 PERIOD               3,577,730    542,790      3,674,394   733,661

CASH BALANCE AT
 END OF PERIOD      $   562,047 $  493,120    $   562,047 $  493,120



Unaudited.  See accompanying notes.

NOTES TO SUMMARIZE FINANCIAL INFORMATION
June 30, 2002

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

Note 2 - Method of Accounting - As of June 30, 2002, the Partnership has investments in twelve active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at June 30, 2002 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

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

Note 4 - Investments in Local Limited Partnerships - As of June 30, 2002, the Partnership has investments in twelve active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The investments in Local Limited Partnerships are comprised of:

                                    June 30, 2002      December 31, 2001

Capital contributions               $12,579,062           $12,579,062
Distributions                        (4,193,519)           (4,115,527)
Equity in income (losses)            11,300,805            11,160,213
Advances                              2,528,989             1,448,952
Unamortized costs of acquisitions       255,878               260,270

                                    $22,471,215           $21,332,970

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $182,000 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $15,000 for the three months ended June 30, 2002.

The components of the Partnership's equity in net income of the Local Limited Partnerships for June 30, 2002 and 2001, is summarized as follows:

                           For the Three-Month   For the Six-Month
                               Period Ended        Period Ended
                                 June 30,            June 30,
                             2002       2001      2002      2001
Distribution received
 from partnerships
 with zero investment:
  Edgewood II          $        0   $       0   $  77,992    $     0

Repayment from
 (advances to)
 partnerships with
 zero investment:
  Himbola Manor                 0      (2,000)         0      (2,000)
  W Street                      0           0          0    (155,037)
                                0      (2,000)         0    (157,037)

Income from investments
 with non-zero
 investment:
  The Alexander           (54,400)     84,000  (151,250)    168,000
  Antonia Manor                 0      48,750         0      97,500
  Glenn Arms               61,950      36,000    97,300      72,000
  Hedin Associates          3,050       6,000    31,600      12,000
  Himbola Manor            35,800           0    62,000           0
  Maria Manor                   0      65,000         0     130,000
  Marlton Manor, Ltd.     (55,450)     53,750    47,050     107,500
  W Street                (11,950)          0   (24,100)          0
                                      293,500    62,600     587,000
                        $ (21,000)  $ 291,500  $ 140,592  $ 429,963

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

At June 30, 2002, the Partnership had management fees payable to the General Partner of $29,000. The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

The Issuer is dependent upon distributions from its investments in Local Limited Partnership for cash flow. The Issuer may not be able to generate sufficient cash flow from operations or from distributions from its interests in Local Limited Partnerships to pay future obligations as they become due without additional financing or advances from the General Partner. The General Partner is under no obligation to advance additional funds to the Issuer. The General Partner, however, anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

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



PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K
a)  None

b) The issuer has not filed a report on Form 8-K during the quarter ending June 30, 2002.



SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




URBAN IMPROVEMENT FUND LIMITED - 1973
(Issuer)
By:  Interfinancial Real Estate Management
Company, General Partner




Date   October 21, 2002     /s/Michael Fulbright
                               (Signature)
                    By:  Michael Fulbright, Secretary





Date  October 21, 2002        /s/John M. Orehek
                                (Signature)
                   By: John M. Orehek, Senior Vice President