Form 10QSB/A
period 2002-06-30
URBAN IMPROVEMENT FUND LTD 1973
filed 2002-10-29
CIK 102341

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



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

BALANCE SHEETS

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)



ASSETS

                                       June 30,        December 31,
                                         2002              2001

Cash                                $   562,047        $  3,674,394

Receivable from affiliates               21,440              21,440

Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity
 method                              22,471,215          21,332,970

                                    $23,054,702         $25,028,804


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                     $   15,000         $     1,169

Distribution payable                      1,634               1,634

Management fee payable                   30,000             129,987
                                         46,634             132,790

Partners' Capital:

General Partner - 621 Partnership
 Units authorized, issued and
 Outstanding                          1,150,403           1,244,635

Limited Partners - 11,796
 Partnership units authorized,
 issued and outstanding              21,857,665          23,651,379
                                     23,008,068          24,896,014

Total Liabilities and Partners'
 Capital                            $23,054,702         $25,028,804








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




URBAN IMPROVEMENT FUND LIMITED - 1973
(Issuer)
By:  Interfinancial Real Estate Management
Company, General Partner




Date   October 29, 2002     /s/Michael Fulbright
                               (Signature)
                    By:  Michael Fulbright, Secretary





Date  October 29, 2002        /s/John M. Orehek
                                (Signature)
                   By: John M. Orehek, Senior Vice President