Form 10QSB
period 2002-09-30
URBAN IMPROVEMENT FUND LTD 1973
filed 2002-10-30
CIK 102341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

BALANCE SHEETS

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)



ASSETS

                          September 30,      December 31,
                               2002              2001

Cash                       $   399,093      $  3,674,394

Receivable from affiliates      21,440            21,440

Investments in and
 advances to Local
 Limited Partnerships
 accounted for on the
 equity method              22,852,381        21,332,970

                           $23,272,914       $25,028,804


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable           $        0        $     1,169

Distribution payable            1,634              1,634

Management fee payable         15,000            129,987
                               16,634            132,790

Partners' Capital:

General Partner - 621
 Partnership units
 authorized, issued
 and outstanding             1,162,659         1,244,635

Limited Partners -
 11,796 Partnership
 units authorized,
 issued and outstanding     22,093,621        23,651,379
                            23,256,280        24,896,014

Total Liabilities and
 Partners' Capital         $23,272,914      $25,028,804




Unaudited.  See accompanying notes.



CAPITALIZATION AND PARTNERS CAPITAL

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)




                                  September 30,     December 31,
                                      2002              2001
General Partner
 Interest - 621
 Partnership units
 issued and
 outstanding                       $   621,316      $   621,316

Limited Partners'
 Interest - 11,796
 Partnership units
 issued and
 outstanding                        11,811,000       11,811,000
                                    12,432,316       12,432,316

Offering expenses                   (1,250,836)      (1,250,836)

Distributions to partners           (8,110,116)      (6,150,056)

Accumulated earnings through
December 31, 2001                   19,864,590       19,864,590

Income for the nine-
 month period ended
 September 30, 2002                    320,326                0
                                    10,823,964       12,463,698

Partners' Capital at
 End of Period                     $23,256,280      $24,896,014






Unaudited.  See accompanying notes.



STATEMENTS OF INCOME

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)


                    For the Three-Month      For the Nine-Month
                       Period Ended             Period Ended
                       September 30,            September 30,
                    2002         2001         2002        2001

Revenues        $    4,728    $  25,303   $  22,230    $  59,950

Cost and expenses:

 Professional fees  15,606        7,500      51,784       43,697

 Management fee     15,000       15,000      45,000       45,000

 Liquidation fee         0      140,482           0      140,482

 Other expense       1,466        8,946      16,877       29,565

Amortization         2,196          395       6,588        1,827
                    34,268      172,323     120,249      260,571
Income (loss)
 before equity
 in income of
 Local Limited
 Partnerships      (29,540)    (147,020)    (98,019)    (200,621)

Equity in income
 (loss) of Local
 Limited
 Partnerships      277,750    2,060,814     418,345   2,490,777

Net income
 (loss)         $  248,210   $1,193,794   $ 320,326  $2,290,156

Allocation of
 net income:

  Net income
 (loss)
 allocated
 to General
 Partner        $   12,410   $   95,690   $  16,016  $  114,508

  Net income
 (loss)
 allocated
 to Limited
 Partners          235,800    1,818,104     304,310   2,175,648

                $  248,210   $1,913,794   $ 320,326  $2,290,156

Net income
 Allocated
 to Limited
 Partners per
 Limited
 Partnership
 Unit (11,796
 units out-
 standing at
 September 30,
 2002 and 2001) $       19   $      154   $      25  $      184

Unaudited.  See accompanying notes.


STATEMENTS OF CASH FLOWS

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)



                   For the Three-Month      For the Nine-Month
                     Period Ended              Period Ended
                     September 30,             September 30,
                   2002       2001           2002         2001
CASH FLOWS
 FROM OPERATING
 ACTIVITIES:
Net income    $  248,210   $ 1,913,794   $  320,326   $ 2,290,156
Adjustments
 to reconcile
 net income
 to net cash
 used by
 operating
 activities:
  Amortization     2,196           395        6,588        1,827
Equity in
 income of
 local
limited
 partnerships   (277,750)   (2,060,814)    (418,345)  (2,490,777)
Increase in
 distribution
 and affiliate
 receivable            0       103,887            0       90,477
Increase
 (decrease)
 in accounts
 payable,
 management
 fees payable
 and payable
 to affiliates   (30,000)       (11,428)   (116,156)     (21,890)
  Total
   adjustments  (305,554)    (1,967,960)   (527,913)  (2,420,363)
Net cash used
 By operating
 Activities      (57,344)       (54,166)   (207,587)    (130,207)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
Current period
 Distributions         0      2,101,081      77,992     2,101,081
Net advances to
 local limited
 partnerships   (105,610)       (73,287) (1,185,646)    (237,787)
Net cash
 provided by
 investing
 activities     (105,610)     2,027,794  (1,107,654)    1,863,294

CASH FLOWS FROM
 FINANCING
 ACTIVITIES:
Distributions
 to partners           0       (436,841) (1,960,060)    (436,841)
                       0       (436,841) (1,960,060)    (436,841)
NET DECREASE
 IN CASH
 AND CASH
 EQUIVALENTS    (162,954)     1,536,787  (3,275,301)   1,296,246

CASH BALANCE
 AT BEGINNING
 OF PERIOD       562,047        493,120   3,674,394      733,661

CASH BALANCE
 AT END
 OF PERIOD    $  399,093    $ 2,029,907 $   399,093   $2,029,907


Unaudited.  See accompanying notes.

NOTES TO SUMMARIZE FINANCIAL INFORMATION
September 30, 2002

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

Note 2 - Method of Accounting - As of September 30, 2002, the Partnership has investments in twelve active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at September 30, 2002 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions.
        Actual results could differ from those estimates.

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

Note 4 - Investments in Local Limited Partnerships - As of September 30, 2002, the Partnership has investments in twelve active real estate Limited Partnerships (Local
Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The investments in Local Limited Partnerships are comprised of:

                           September 30, 2002  December 31, 2001

 Capital contributions              $12,579,062  $12,579,062
 Distributions                       (4,193,519)  (4,115,527)
 Equity in income (losses)           11,578,558   11,160,213
 Advances                             2,634,598    1,448,952
 Unamortized costs of acquisitions      253,682      260,270

                                    $22,852,381  $21,332,970

During 2001, the property of WOGO Associates of Fresno was sold in a tax-free exchange. In September 2002, the proceeds were reinvested in a conventional multifamily residential project.

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $182,000 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $45,000 for the nine months ended September 30, 2002. The components of the Partnership's equity in net income of the Local Limited Partnerships for September 30, 2002 and 2001, is summarized as follows:

                    For the Three-Month     For the Nine-Month
                       Period Ended             Period Ended
                       September 30,            September 30,
                    2002          2001        2002        2001
Distribution
 received
 from
 partnerships
 with zero
 investment:
  Edgewood II   $        0   $         0   $  77,995   $       0

Repayment from
 (advances to)
 partnerships
 with zero
 investment:
  Himbola Manor           0      (52,325)          0     (55,325)
  W Street                0            0           0    (155,037)
                          0      (53,325)          0    (210,362)

Income from
 investments
 with non-zero
 investment:
  The Alexander      92,650       84,000     (58,600)    252,000
  Antonia Manor           0       48,750           0     146,250
  Edgewood II
  Associates              0    1,820,639           0   1,820,639
  Glenn Arms         34,800       36,000     132,100     108,000
  Hedin Associates   12,500        6,000      44,100      18,000
  Himbola Manor      11,300            0      73,300           0
  Maria Manor             0       65,000           0     195,000
  Marlton
   Manor, Ltd.      138,850       53,750     185,900     161,250
  W Street          (12,350)           0     (36,450)          0
                    277,750    2,114,139     340,350   2,701,139

                 $  277,750   $2,060,814   $ 418,345  $2,490,777

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

At September 30, 2002, the Partnership had management fees payable to the General Partner of $15,000. The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

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



PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K

a)	None

b)	The registrant has not filed a report on Form 8-K
during the quarter ending September 30, 2002.



	SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




URBAN IMPROVEMENT FUND LIMITED - 1973
(Issuer)
By:  Interfinancial Real Estate Management
Company, General Partner




Date  October 30, 2002              /s/Michael Fulbright
                                        (Signature)
                        By:  Michael Fulbright, Secretary





Date  October 30, 2002             /s/John M. Orehek
                                       (Signature)
                        By: John M. Orehek, Senior Vice President