Form 10KSB
period 2002-12-31
URBAN IMPROVEMENT FUND LTD 1973
filed 2003-08-22
CIK 102341

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

                     FORM 10-KSB
Mark One
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal
year.         $99,850

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership units were sold, or the average bid and asked prices of such partnership units as of December 31, 2002. No market exists for the limited partnership units of the Issuer, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE
None


The matters discussed in this report contain certain forward-looking statements, including without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation:
national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets;
and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time-to-time with the Securities and Exchange Commission.

                       PART I

Item 1.  Business

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

The Partnership's business is to hold limited partnership interest in local limited partnerships, each of which owns and operates a multifamily rental housing property
("Properties") which may receive one or more forms of assistance from the federal government. There is a local general partner for each Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 6 Management's
Discussion and Analysis or Plan of Operations" for information relating to the Partnership's rights and obligations to make additional contributions or loans to Local Limited Partnership.

The Partnership acquired equity interests as a limited partner in twenty-six (26) such Local Limited Partnerships.
Prior to 2002, six of these projects were sold through trustee's sales (foreclosures by the Secretary of Housing and Urban Development). Edgewood II Associates' property was sold through a resyndication in 1984. The Edgewood II
Associates partnership was still in existence until 2001 with a note receivable for the sales proceeds of the property. The property was resold in 2001 and the note was repaid. Ogo Associates of Mountclef was sold during 1997 and OGO Associates of Los Arboles was sold during 1998.
During 1999, Mystic Valley Associates, Sheridan Manor IV,
Sheridan Manor X and WOGO Associates of Carondelet were sold. During December 2000, Freedom Associates filed bankruptcy.

During November 2000, four of the Partnerships, The
Alexander, Antonia Manor, Maria Manor and Marlton Manor, sold their interests in real estate in a tax free exchange.
During 2001, The Alexander and Marlton Manor reinvested the proceeds in properties that are conventional multifamily residential projects. Maria Manor and Antonia Manor did not reinvest the proceeds and were liquidated in 2001. In
December 2001, WOGO Associates of Fresno sold its interest in real estate in a tax-free exchange. During 2002, the proceeds were reinvested in a conventional multifamily residential project. Also, during 2001, the Partnership invested in The Mills at Cortez Hill, a conventional property that is under construction. All remaining properties are described hereof.

The Partnership's investment objectives are to:

(1) preserve and protect capital;

(2) provide capital appreciation through increase in value of the Issuer's investments, subject to considerations of capital preservation and tax planning; and

(3) provide potential cash distributions from sales or refinancings of the Issuer's investments.

The Partnership does not have any employees. Services are performed for the Partnership by Interfinancial Real Estate
Management Company (the General Partner) and agents retained by the General Partner.

The following is a schedule of the properties currently owned by the Local Limited Partnerships in which the Partnership is a limited partner:

Schedule of Properties Owned by Local Limited Partnerships in which Urban Improvement Fund Limited-1973 has an Investment

                             Limited
                           Partnership
Property Name, Location     Ownership       Number
and Partnership Name        Interests      of Units

Brighton Gardens Apts.        95.00%     62 residential
Brighton, MA

First Bedford Pine Apts.      95.00%    134 residential
Atlanta, GA

Glenn Arms Assoc.             95.00%     55 residential
Washington, DC

Himbola Manor                 95.00%     136 residential
Lafayette, LA

Hedin Associates              95.00%      48 residential
Washington, DC                             1 commercial

SP Kimberly Place LP          98.00%     212 residential
(Marlton Manor)
Monterey, CA

RAP-UP II B                   99.00%      51 residential
Roxbury, MA                                4 commercial

The Alexander                 98.00%     172 residential
d/b/a Serena Vista Apts.
Fountain Valley, CA

W Street Associates           98.00%     102 residential
Washington, DC

The Mills at Cortez Hill      51.21%     133 residential
San Diego, CA

WOGO Associates of Fresno     98.00%      36 residential
d/b/a Malibu Creek Apts.
Fresno, CA

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
Washington, DC

SP Kimberly Place LP      Conventional        None
(Marlton Manor)
Monterey, CA

RAP-UP II B	99.00%            HUD            70.72%
Roxbury, MA

The Alexander              Conventional       None
d/b/a Serena Vista Apts.
Fountain Valley, CA

W Street Associates           HUD            13.12%
Washington, DC

The Mills at Cortez Hill    Conventional      None
San Diego, CA

WOGO Associates of Fresno   Conventional      None
d/b/a Malibu Creek Apts.
Fresno, CA

Regulation of Affordable Housing - General

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

Of the seven partnership units which receive rent subsidies from Section 8 contracts, five expire during the period ending 2003, one expires in 2006, and one expires in 2021.
The Housing Acts provide several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program.
For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do no have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body be given twelve months notice of a Local Limited
Partnerships intention to opt out of the program prior to contract termination.

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

HUD Approval and Enforcement

A significant number of properties owned by the Partnership are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g., general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties.

Laws Benefiting Disabled Persons

Under the Americans with Disabilities Act of 1990, all places of public accommodations are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional federal, state and local laws may also require modifications to the Properties, or restrict certain further renovations of the Properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments act of 1988 requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any noncomplying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, it may incur unanticipated expenses to comply with these laws.

Environment

Various federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impart liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances.
The presence of, or failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and the Partnership's ability to sell or borrow against contaminated properties.
In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal or remediation of hazardous or toxic substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership or operation of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties or properties it may acquire in the future.

Item 2.  Properties.

The Issuer owns equity interests as a Limited Partner in the following real estate projects as of December 31, 2002:

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

During 2002, WOGO Associates purchased Malibu Creek
Apartments. The property has 36 conventional units and is located in Calabasas, California.

FREEDOM ASSOCIATES - The Partnership owned a 308-unit project located in the northeastern section of Baltimore, Maryland. The project included eighteen two-story rehabilitated masonry and frame buildings. Freedom
Associates filed for bankruptcy protection during 2000.
The general partner believes that there is a significant possibility that the property will be foreclosed in 2003.
Accordingly, the investment was written-off at December 31, 2000 for financial reporting purposes.

EDGEWOOD II ASSOCIATES - The Partnership owned a 258-unit project located in the northeast area of Washington, D.C., consisting of a new eleven-story building.

The property of Edgewood II Associates was sold during 1984. The sales price of $8,270,146 was composed of a cash payment of $1,215,000, the assumption of the underlying mortgage of $4,855,146 and an installment payment of $2,200,000 that was due on December 31, 2002 along with accrued interest. The Issuer's share of the final installment is $1,650,000 with the balance due to the Local
General Partner. Interest accrues at nine and one-half percent per annum and is payable on the anniversary date of the note to the extent of seventy-five percent of the property's distributable cash flow, as defined. The property was sold in 2001. The book gain on disposition of the note in 2001 was $2,299,250. The Issuer's share of the proceeds were approximately $1,680,500.

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

Occupancy Rates of Properties

       Partnership                   2002          2001

Brighton Gardens                      98%           99%
First Bedford-Pines Apts I            99%           98%
Glenn Arms Associates                 98%           99%
Hedin Associates                      98%           98%
Himbola Manor Associates              97%           99%
SP Kimberly (Marlton Manor)           91%           94%
RAP-UP IIB                            99%           98%
The Alexander (Serena Vista)          92%           88%
Wogo Associates of Fresno             91%           94%
W Street Associates                   98%          100%

Average Annual Rental Per Unit of Properties

       Partnership                   2002          2001

Brighton Gardens                   $14,170       $14,094
First Bedford-Pine Apts I          $ 7,243       $ 6,913
Glenn Arms Associates              $10,307       $10,097
Hedin Associates                   $ 7,925       $ 7,831
Himbola Manor Associates           $ 5,247       $ 5,491
SP Kimberly (Marlton Manor)        $13,370       $ 8,240
RAP-UP IIB                         $11,997       $10,556
The Alexander (Serena Vista)       $11,696       $ 9,997
Wogo Associates of Fresno
  (Malibu Creek Apartments)        $ 7,938       $ 7,591
W Street Associates                $ 7,716       $ 7,954

Property Real Estate Tax of Properties

                                       Property Tax
        Partnership                 2002          2001

Brighton Gardens                  $ 40,383     $ 39,444
First Brighton Gardens            $ 49,122     $ 46,837
Glenn Arms Associates             $ 28,124     $ 23,236
Hedin Associates                  $ 24,443     $ 20,489
Himbola Manor Associates          $ 23,672     $ 22,867
SP Kimberly (Marlton Manor)       $240,512     $139,017
RAP-UP IIB                        $ 37,058     $ 29,867
The Alexander (Serena Vista)      $120,614     $163,923
WOGO Associates of Fresno         $ 26,723     $ 35,967
W Street Associates               $ 49,821     $ 41,077

Federal Tax Basis Information of Properties

                          Federal     Original Building
Partnership              Tax Basis    Method     Life

Brighton Gardens        $   478,221      SL      27.5
First Bedford-Pine
 Apts I                 $    43,491      SL      27.5
Glenn Arms Associates   $   675,968      SL      27.5
Hedin Associates        $   560,536      SL      27.5
Himbola Manor
 Associates             $ 1,295,566      SL      27.5
SP Kimberly
 (Marlton Manor)        $20,660,083      SL      27.5
RAP-UP IIB              $   390,023      SL      27.5
The Alexander
 (Serena Vista)         $13,313,488      SL      27.5
Wogo Associates
 of Fresno              $ 3,555,745      SL      27.5
W Street Associates     $   568,271      SL      27.5

                      Bldg. Improvements  Personal Property
Partnership             Method   Life      Method   Life

Brighton Gardens         200DB     7        200DB     5
First Bedford-Pine
 Apts. I                 200DB     7        200DB     5
Glenn Arms Associates    200DB     7        200DB     5
Hedin Associates         200DB     7        200DB     5
Himbola Manor
 Associates              200DB     7        200DB     5
SP Kimberly
 (Marlton Manor)         150DB    15        200DB     5
RAP-UP IIB               200DB     7        200DB     5
The Alexander
 (Serena Vista)          150DB    15        200DB     5
Wogo Associates
 of Fresno               200DB     7        200DB     5
W Street Associates      200DB     7        200DB     5

Item 3.  Legal Proceedings.

There are no material legal proceedings pending, at this time, other than ordinary routine litigation incidental to the Issuer's business, including the Local Limited
Partnerships in which the Issuer is a Limited Partner.

Item 4.  Submission of Matters to a Vote of Security
Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                       PART II

Item 5.  Market for Common Equity and Related Partnership
Matters

Units in the Partnership were sold through a public offering. There is not a ready market for the transfer of limited partnership interests. Limited partnership interests may be transferred between individuals with the consent of the General Partner. Accordingly, an investor may not be able to sell or otherwise dispose of his interest in the Partnership.

During the year ended December 31, 2001, Equity Resources made a tender offer to the partners of the Issuer. Equity
Resources purchased 1,181 units at a cost ranging from $225 to $550 during 2001 and 294 units at a cost ranging from $225 to $400 during 2002. Equity Resources is not affiliated with the General Partner.

An affiliate of the General Partner purchased 1,737 units at a cost ranging from $60 to $550 during 2001 and 382 units at a cost ranging from $200 to $550 during 2002.

During the year ended December 31, 2001, ten partners transferred 300 units to other individual or partners.
During the year ended December 31, 2002, three partners transferred 78 units to individuals or entities. The
Partnership does not have any details regarding the purpose or consideration involved in these transfers. These types of transfers are usually a result of the following actions:

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

          455 Other Limited
          Partners               10,996 Units       93.227%
                                ($11,011,000)
                                                   100.000%

Interfinancial Real Estate Management Company owned 592 units of Limited Partnership interest at December 31, 2002.
An affiliate of Interfinancial Real Estate Management
Company owned 2,154 units of Limited Partnership interest at December 31, 2002.

There were cash distributions to partners of $2,045,110 and $436,841 for the years ended December 31, 2002 and 2001, respectively.

                         Part III

Item 6.  Management's Discussion and Analysis or Plan of
Operation

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

During the period 2002 and 2001, cash distributions from Local Limited Partnerships totaled $461,514 ($461,514 attributable to LLP operations in 2002) and $11,214,218
($10,978,639 attributable to distribution of assets and $235,579 from LLP operations in 2001). These funds were utilized for investment and to fund operations. The
General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At December 31, 2002, the Partnership had management fees payable to the General Partner of $115,987. The
Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

Capital Resources

The General Partner believes that additional situations may arise where it would be advantageous to the Partners to exchange properties in a tax-free transaction.  The
Partnership's basis in its properties has been reduced through depreciation deductions and other losses to levels substantially below the amount of debt secured by the properties. Additionally, the rental properties owned and operated by the Local Limited Partnerships have typically computed depreciation for financial reporting purposes using the straight-line method over the estimated economic useful life of the property. For income tax reporting purposes, depreciation generally has been computed over the same or shorter periods using accelerated methods. As a result, the carrying values of the Partnership's investments in Local Limited Partnerships are substantially greater for financial reporting purposes than for income tax reporting purposes. Upon sale or other disposition of a property by the Local Limited Partnership, the gain recognized by the Partnership for income tax reporting purposes may be substantially greater than the gain recorded for financial reporting purposes. Accordingly, if the properties are sold, the Partners, in all likelihood, would recognize taxable gain in excess of the cash available for distribution. If sale proceeds are reinvested in a manner which permits the original sale to be treated as a like-kind exchange, the Partnership can defer this gain until the new property is sold.
Additionally, the Partnership will receive the benefit of any cash flow or appreciation in value of the new property.
If reinvestments were made, it is likely that the acquired properties would be conventional, multi-family residential projects.

The Partnership has had inquiries about the sale or exchange of properties in its portfolio.

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

                                    2002         2001
Urban's share of Distribution:
Attributable to disposition
 of assets                      $        0    $10,978,639
Attributable to operations
 of LLP                         $  461,514    $   235,579

Advances (made to) repaid by
 Local Limited Partnerships     $  628,851    $   767,330

The General Partner believes the level of distributions received will fund the general and administrative expenses of the Partnership.

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $196,984 in 2002 and $182,000 in 2001. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $60,000.) The Partnership recorded management fee expense of $196,984 and $175,987 per year for 2002 and 2001, respectively. The unpaid balance of the fees has been accrued. The balance of accrued management fees at December 31, 2002 was $115,987.

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

In one of the Local Limited Partnerships, the Issuer has entered into an agreement with the local General Partner to provide an incentive management fee to the local General
Partner. The payment is deducted from the Issuer's cash distribution and recorded as an expense on the Issuer's financial statements. There were no incentive management fees paid during 2002 and 2001. Details of the agreement are as follows:

First Bedford-Pines Apartments - The local General Partner receives, as an incentive management fee, the following percentage of the Issuer's cash distributions:

              Amount                       Percentage

           Up to $12,914                      Zero
           Over $12,914                       50%

At December 31, 2002, the Issuer had investments in eleven active real estate limited partnerships as a Limited
Partner. The Issuer carries such investments on the equity method of accounting. The Issuer discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Issuer intends to commit additional funds to the Local Limited Partnership. The equity in income of Local Limited Partnerships resulted from either Local
Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations or Local
Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance.
Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses.

The components of the Issuer's equity in net income (loss) of the Local Limited Partnerships for 2002 and 2001 is summarized as follows:

                                    2002           2001
Net repayment from (advances to)
 Local Limited Partnerships with
 zero investments:
  W Street Associates            $        0    $   (7,343)

Income (loss) from Partnerships
 with non-zero investments:
 Alexander                         (287,803)     (434,618)
 Antonia Manor                            0           272
 Hedin House                         46,015        28,784
 Maria Manor                              0       173,584
 Marlton Manor                     (336,607)      177,473
 Himbola Manor                      151,041        52,940
 W Street                           (32,810)      (46,892)
 Glenn Arms                         164,282       182,470
 WOGO of Fresno                     (67,319)    1,376,531
 Edgewood II                              0     1,680,500
Equity in income (loss) of
 Local Limited Partnerships     $  (363,201)  $ 3,183,701

The actual combined income of Local Limited Partnerships will generally increase, or the combined losses of Local
Limited Partnerships will generally decrease, as depreciation and interest decreases and the projects achieve stable operations. Much of the rental revenue of the Local Limited Partnerships is dependent on subsidy payments. In recent years, the Local Limited Partnerships have increased operating expenses to fund repairs and maintenance on the properties. Such repairs are limited by available cash flow. The distributions to the Partnership from Local Limited Partnerships are the result of profitable operations which produce cash flow for these projects.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46
("FIN46"), Consolidation of Variable Interest Entities, an
Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN 46 will have on its results of operations and financial condition.

Item 7.  Financial Statements

Urban Improvement Fund Limited - 1973

List of Financial Statements

Report of Kenneth W. Bryant, Certified Public Accountant,
Independent Auditor

Balance Sheet - December 31, 2002

Statements of Operations - Years ended December 31, 2002
and 2001

Statements of Changes in Partners' Capital (Deficit) -
Years ended December 31, 2002 and 2001.

Statements of Cash flows - Years ended December 31, 2002
and 2001

Notes to Financial Statements


                   Kenneth  W. Bryant
                Certified Public Accountant
                555 North Point Center East
                  Fourth Floor, Suite 459
                   Alpharetta, GA 30022
                       678-366-4550


             INDEPENDENT AUDITOR'S REPORT


To The Partners
Urban Improvement Fund Limited - 1973

I have audited the accompanying balance sheet of Urban
Improvement Fund Limited - 1973 (a Limited Partnership) as of December 31, 2002, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years ended December 31, 2002 and 2001.
These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements and financial statement schedules based on my audits. I did not audit three of the financial statements of Urban Improvement Fund
Limited - 1973's Local Limited Partnership investments whose combined financial statements are shown in Note 4.
These statements were audited by other auditors whose reports have been furnished to me, and my opinion, to the extent it relates to the amounts included for these Local
Limited Partnership investments, is based solely on the reports of the other auditors. Urban Investment Fund
Limited - 1973's investment in these partnerships has been reduced to zero.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audits and the reports of other auditors provide a reasonable basis for my opinion.

In my opinion, based on my audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited - 1973 as of
December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.




         /s/Kenneth W. Bryant Certified Public Accountant



Atlanta, Georgia
April 2, 2003


                INDEPENDENT AUDITOR'S REPORT


To the Partners
Brighton Gardens Apartments LP
Brighton, Massachusetts 02135


I have audited the accompanying balance sheets of Brighton
Gardens Apartments LP, Project No. 70-033-N as of December
31, 2002 and 2001, and the related statements of operations, partners' deficiency and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brighton Gardens Apartments LP as of December
31, 2002 and 2001, and the results of its operations and its cash flows for the years ended in conformity with accounting principles generally accepted in the United
States of America.


/s/Gerard P. Maher, CPA
Gerard P. Maher
Certified Public Accountant
Haverhill, Massachusetts

February 11, 2003


                  INDEPENDENT AUDITOR'S REPORT


To the Partners
First Bedford-Pines Apartments, Ltd.
Needham, Massachusetts


We have audited the accompanying balance sheet of First
Bedford-Pines Apartments, Ltd., HUD Project No. 061-44211,
(a limited partnership) as of December 31, 2002 and 2001, and the related statements of profit and loss, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Bedford-Pines Apartments, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flow for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.



                     /s/Lloyd B. McManus, C.P.A., P.C.
January 22, 2003
Boston, Massachusetts


                  INDEPENDENT AUDITOR'S REPORT


To the Partners
RAP-UP IIB
(A Limited Partnership)
Roxbury, MA


I have audited the accompanying balance sheet of RAP-UP IIB
(a limited partnership), HUD Project No. 023-44152 as of
December 31, 2002 and 2001, and the related statements of profit and loss, and cash flows for each of the two years ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits

I conducted my audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller
General of the United States. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RAP-UP IIB (a limited partnership), HUD Project
No. 023-44152, as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the two years ended December 31, 2002 in conformity with accounting principles generally accepted in the United
States of America.

The financial statements referred to above have been prepared on the basis that the Partnership will continue as a going concern. As discussed in the notes to the financial statements, the Partnership is and has been in violation of its mortgage financing agreements. The plans of the Partnership's management in regard to this matter are described in the notes to the financial statements.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/Andrew K. Baxter
Certified Public Accountant
Tewksbury, Massachusetts

March 11, 2003


URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

BALANCE SHEETS

December 31, 2002




                           ASSETS

Cash and cash equivalents                   $   864,805

Investments in and advances to Local
 Limited Partnerships accounted for on
 the equity method - Notes 4 to 14           21,649,400

                                            $22,514,205



            LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                            $    87,301

Distribution payable                              1,634

Management fee payable                          115,987
                                                204,922

Partners' capital - Note 2
 General Partner - 621 Partnership units
  authorized, issued and outstanding          1,115,298

 Limited partners - 11,796 Partnership
  units authorized, issued and outstanding   21,193,985
                                             22,309,283
Commitments and contingent liabilities -
  Note 3
                                            $22,514,205




The Notes to Financial Statements are an integral part of these Statements.


URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

STATEMENTS OF OPERATIONS




  Year ended December 31,
                                  2002            2001

Interest income                $   22,631     $   154,216
Other income                       77,219          16,859
                                   99,850         171,075
Expenses:
 Professional fees                 44,321          31,000
 Management fees - Note 3         196,984         175,987
 Liquidation fee                        0         457,931
 Other expenses                    28,185          23,681
 Amortization of costs
  of acquisition                    8,780          94,776
                                  278,270         783,375
Loss before equity in
 Income of Local Limited
 Partnerships                    (178,420)       (612,300)
Equity in income of
 Local Limited Partnerships
 - Note 4                        (363,201)      3,183,701

Net income (loss)             $  (541,621)    $ 2,571,401

Allocation of net income
 (loss):
  Net income (loss) allocated
  to General Partner              (27,081)        128,569
  Net income (loss) allocated
  to Limited Partners            (514,540)      2,442,832
                              $  (541,621)    $ 2,571,401

Net financial reporting income
per units:
 General partnership units
  (621 units outstanding
  allocated to General
  Partner)                      $       (44)   $       207
 Limited partnership units
  (11,796 units outstanding
  allocated to Limited
  Partners)                     $       (44)   $       207



The Notes to Financial Statements are an integral part of these Statements.


URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



General      Limited
  Partner    Partners    Total

Partners' capital at
 January 1, 2001     $ 1,137,908  $21,623,546  $22,761,454

  Net income - 2001      128,569    2,442,832    2,571,401

  Distributions - 2001   (21,842)    (414,999)    (436,841)

Partners' capital at
 December 31, 2001     1,244,635   23,651,379   24,896,014

  Net income
  (loss) - 2002          (27,081)    (514,540)    (541,621)

  Distributions - 2002  (102,256)  (1,942,854)  (2,045,110)

Partners' capital at
 December 31, 2002   $ 1,115,298  $21,193,985  $22,309,283





The Notes to Financial Statements are an integral part of these Statements.


URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)

STATEMENTS OF CASH FLOWS




                                  Year ended December 31,
                                    2002           2001

Net income                     $  (541,621)   $  2,571,401
Adjustments to reconcile
 net income to net cash
 used by operating activities:
  Amortization of costs of
  Acquisition                        8,780          94,776
  Decrease (increase) in
  receivable from
  affiliates                        21,440          82,447
  Equity in income of
  local limited
  partnerships                     363,202      (3,183,701)
  Increase (decrease)
  in management fee
  payable and accounts
  payable                           72,132          91,694
                                   465,554      (2,914,784)
  Net cash provided (used) by
  operating activities             (76,067)       (343,383)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Current year distributions       461,514      11,214,218
  Current year investment       (1,778,777)     (6,725,931)
  Net advances repaid by
  (paid to) local
  limited partnerships             628,851        (767,330)
  Net cash provided by
  Investing activities            (688,412)      3,720,957

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Partnership distributions     (2,045,110)       (436,841)
                                (2,045,110)       (436,841)

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS      (2,809,589)      2,940,733

CASH BALANCE AT BEGINNING
 OF YEAR                         3,674,394         733,661

CASH BALANCE AT END OF YEAR    $   864,805    $  3,674,394




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

Investment in and Advances to Local Limited Partnerships

As of December 31, 2002, the Partnership has investments in eleven active real estate limited partnerships (Local
Limited Partnerships) which are accounted for on the equity method (Notes 4 to 14). The investment account represents the sum of the capital investments, advances and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The
Partnership discontinues recognizing losses and amortizing cost of acquisition when the investment in a particular
Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local
Limited Partnership. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited
Partnership, after an investment is reduced to zero, are recognized as losses.

Initial and rent-up fees paid by the Partnership to the General Partner of the Local Limited Partnerships, deducted when paid for income tax purposes, are capitalized as costs of acquisition of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the useful lives (forty years) of the Local Limited
Partnership's properties. Amortization is discontinued when the investment is reduced to zero. Amortization expenses were $8,780 and $94,776 for the year ended
December 31, 2002 and 2001, respectively.

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

Note 1 - Organization and Accounting Policies - Continued

The Partnerships' equity in income of the Local Limited
Partnerships is summarized as follows:

                                       For the Year Ended
                                          December 31,
                                       2002          2001
Net repayment from (advances to)
 Local Limited Partnerships with
 zero investments:                 $        0   $   (7,343)

Income from Local Limited
 Partnerships with non-zero
 investments:                        (363,201)   3,191,044

Equity in income (loss) of
 Local Limited Partnerships        $ (363,201)  $3,183,701

Significant accounting policies followed by the Local
Limited Partnerships are summarized in Note 4.

Taxes on Income

No provision for taxes on income is recorded in the financial statements since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

Fair Value of Financial Instruments and Use of Estimates

Statement of Financial Accounting Standards ("SFAS") No.
107, "Disclosures About Fair Value of Financial
Instruments," as amended by SFAS No. 119, "Disclosure about
Derivative Financial Instruments and Fair Value of
Financial Instruments," requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. To estimate the fair value of the balances due to the General Partner, excessive costs would be incurred and, therefore, no estimate has been made. The Partnership believes that the carrying value of other assets and liabilities reported on the balance sheet that require such disclosure approximate fair value.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Note 1 - Organization and Accounting Policies - Continued

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets." SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS
No. 144 supersedes SFAS No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4,
44 and 64."  SFAS No. 4 "Reporting Gains and Losses from
Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds
SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option.
Effective April 1, 2002, the Partnership adopted SFAS No.
145. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In January 2003, the FASB issued FASB Interpretation No. 46
("FIN No.46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN 46 will have on its results of operations and financial condition.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Use of Estimates

The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Note 2 - Reconciliation Between Net Income and Partners'
Capital (Deficit) For Financial Reporting Purposes and
Income Tax Reporting Purposes

A reconciliation of the Partnership's income (loss) for financial reporting purposes and the Partnership's net income (loss) for income tax reporting purposes follows:

                                   For the Year Ended
                                       December 31,
                                   2002           2001
Net income (loss) for
 financial reporting
 purposes                      $ (541,621)     $2,571,401

Amortization of initial
 and rent-up fees and
 other costs of
 acquisition capitalized
 for financial reporting
 purposes and previously
 deducted for income tax
 reporting purposes                8,780           94,776

Equity in income of Local
 Limited Partnerships for
 income tax reporting
 purposes in excess of
 that recognized under
 the equity method for
 financial reporting purposes.  2,084,208       3,612,040

Other accrual adjustments          93,110          50,287

Net income as reported
 on the federal income
 tax return                    $1,644,477      $6,328,504

A reconciliation of the partners' capital for financial reporting purposes and the partners' capital for income tax purposes follows:

                                   For the Year Ended
                                       December 31,
                                   2002           2001
Partners' capital for
 financial reporting
 purposes                     $ 22,309,283   $ 24,896,014

Commissions and offering
 expenses capitalized
 for income tax purposes
 and charged to capital
 for financial reporting
 purposes                        1,250,836     1,250,836

Unamortized portion of
 initial and rent-up fees
 and other costs of
 acquisition capitalized for
 financial reporting purposes
 and previously deducted for
 income tax reporting purposes     (251,490)    (260,270)

Note 2 - Reconciliation Between Net Income and Partners'
Capital (Deficit) For Financial Reporting Purposes and
Income Tax Reporting Purposes - Continued

Equity in cumulative losses
 of Local Limited
 Partnerships for
 income tax purposes,
 in excess of losses
 for financial reporting
 purposes                      (13,173,813)   (15,623,598)

Other accrual adjustments          115,987        388,457

Partners' capital
 (deficit) as reported
 on the federal income
 tax return                   $ 10,250,803   $ 10,651,439

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

Note 3 - Management of Urban Improvement Fund Limited -
1973

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $196,984 in 2002 and $182,000 in 2001, (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $196,984, and $175,987, respectively, during 2002 and 2001.

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

Note 3 - Management of Urban Improvement Fund Limited -
1973 - Continued

The General Partner of the partnership is a corporation which Paul H. Pfleger has a 100 percent interest.
Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a 100 percent shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2002 and 2001. In addition, as shown in the following table, PSI is the General Partner in seven of the remaining Local Limited Partnerships in which the Partnership has investments:

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

Investments in and advances to the Local Limited
Partnerships, accounted for on the equity method, are as follows:

                                 Equity In
                    Capital       Income
                 Contributions   (Losses)      Subtotal

December 31, 2002:

Brighton Gardens
Apartments
(Note 5)       $    370,000   $ (2,175,224)   $ (1,805,224)
The Mill at
Cortez Hill       3,200,000              0       3,200,000
First Bedford-
Pine Apts., Ltd.    275,485     (1,538,206)     (1,262,721)
Glenn Arms
Associates           27,813        611,682         639,495
Hedin Associates    (99,192)       399,540         300,348
Himbola Manor, Ltd. (95,185)       246,452         151,267
Marlton Manor
Associates        3,177,448      4,061,339       7,238,787
RAP-UP II B         190,757       (377,615)       (186,858)
The Alexander       649,021      6,832,270       7,481,291
WOGO Associates
of Fresno         1,778,652        510,302       2,288,954
W Street
Associates          305,500       (872,919)       (567,419)

Total          $  9,780,299   $  7,697,621    $ 17,477,920

                                 Losses Not
                                  Recorded
                                  (Note 1)        Advances

Brighton Gardens
Apartments (Note 5)             $ 1,738,089     $        0
The Mill at
Cortez Hill                               0              0
First Bedford-
Pine Apts., Ltd.                  1,204,979              0
Glenn Arms
Associates                                0         11,720
Hedin Associates                          0              0
Himbola Manor, Ltd.                       0         88,582
Marlton Manor Associates                  0            275
RAP-UP II B                         156,822              0
The Alexander                             0              0
WOGO Associates of Fresno                 0              0
W Street Associates                       0        719,524

Total                           $ 3,099,890      $  820,101

                                 Costs of
                               Acquisition      Investment
                                 (Note 1)          Net


Brighton Gardens
Apartments (Note 5)             $   67,135    $         0
The Mill at Cortez Hill                  0      3,200,000
First Bedford-
Pine Apts., Ltd.                    57,742              0
Glenn Arms Associates               13,674        664,889
Hedin Associates                     9,463        309,811
Himbola Manor, Ltd.                 44,604        284,453
Marlton Manor Associates                 0      7,239,062
RAP-UP II B                         30,036              0
The Alexander                            0      7,481,291
WOGO Associates of Fresno                0      2,288,954
W Street Associates                 28,836        180,941

Total                           $  251,490    $21,649,401

Reconciliation to combined
statement of partners
equity (deficit)
 Urban Improvement Fund
  Limited - 1973 capital
  contributions less
  equity in losses                   $   303,382
 Urban Improvement Fund -
  1973's share of combined
  equity of Local Limited
  Partnerships per the
  accompanying statement             $17,781,302


Note 4 - Investments in and Advances to Local Limited
Partnerships Accounted for on the Equity Method - Continued

                                 Equity In
                    Capital       Income
                 Contributions   (Losses)      Subtotal

December 31, 2001:

Brighton Gardens
Apartments
(Note 5)       $    370,000   $ (2,057,633)   $(1,687,633)
The Mill at
Cortez Hill       3,200,000              0      3,200,000
First Bedford-
Pine Apts., Ltd.    275,485     (1,648,486)    (1,373,001)
Glenn Arms
Associates           38,527        447,400        485,927
Hedin Associates    (99,192)       353,525        254,333
Himbola Manor, Ltd. (95,185)        95,411            226
SP Kimberly Place
(Marlton Manor
Associates)       3,628,248      4,397,946      8,026,194
RAP-UP II B         190,757       (445,249)      (254,492)
The Alexander
(Serena Vista)       99,365      7,120,073      7,219,438
WOGO Associates
of Fresno           549,531        577,621      1,127,152
W Street
Associates          305,500       (840,109)      (534,609)

Total          $  8,463,036   $  8,000,499    $16,463,535

                                 Losses Not
                                  Recorded
                                  (Note 1)        Advances

Brighton Gardens
Apartments (Note 5)            $ 1,620,498     $        0
The Mill at
Cortez Hill                              0              0
First Bedford-
Pine Apts., Ltd.                 1,315,259              0
Glenn Arms Associates                    0         11,720
Hedin Associates                         0          3,210
Himbola Manor, Ltd.                      0         84,233
SP Kimberly Place
(Marlton Manor Associates)               0              0
RAP-UP II B                        224,456              0
The Alexander
(Serena Vista)                           0        576,626
WOGO Associates
of Fresno                                0        163,383
W Street Associates                      0        609,780

Total                          $ 3,160,213     $1,448,952

                                 Costs of
                               Acquisition      Investment
                                 (Note 1)          Net

Brighton Gardens
Apartments (Note 5)             $   67,135     $         0
The Mill at
Cortez Hill                              0       3,200,000
First Bedford-
Pine Apts., Ltd.                    57,742               0
Glenn Arms Associates               14,917         512,564
Hedin Associates                    10,323         267,866
Himbola Manor, Ltd.                 48,659         133,118
SP Kimberly Place
(Marlton Manor Associates)               0       8,026,194
RAP-UP II B                         30,036               0
The Alexander
(Serena Vista)                           0       7,796,064
WOGO Associates
of Fresno                                0       1,290,535
W Street Associates                 31,458         106,629

Total                           $  260,270     $21,332,970

Reconciliation to combined
statement of partners equity
(deficit)
Urban Improvement Fund
 Limited - 1973 capital
 contributions less equity
 in losses                         $16,463,535
Flexible subsidy
 contributed by HUD                    303,382
 Urban Improvement
 Fund - 1973's share
 of combined equity
 of Local Limited
 Partnerships per the
 accompanying statement            $16,766,917


Note 4 - Investments in and Advances to Local Limited
Partnerships Accounted for on the Equity Method - Continued

The combined balance sheet of the Local Limited
Partnerships accounted for on the equity method at December
31, 2002 and the related combined statements of operations, changes in partners' capital (deficit) and cash flows and selected footnote disclosures from the audited financial statements of the Local Limited Partnership for the years ended December 31, 2002 and 2001 are summarized as follows:

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

December 31, 2002

Assets

Cash                                        $    966,070
Cash in escrow and other restricted funds      3,327,284
Accounts receivable                              211,087
Prepaid expenses                                 156,211
Other assets                                   1,094,072
                                               5,754,724
Property on the basis of cost:
  Land                                         6,535,706
  Construction in progress                    13,836,526
  Buildings and improvements                  60,291,814
                                              80,664,046
  Less - accumulated depreciation            (14,811,944)
                                              65,852,102

                                            $ 71,606,826

Liabilities and Partners' Capital

Mortgage notes payable                      $ 39,959,663
Construction loan payable                      7,922,811
Accounts payable and accrued expenses            742,026
Advances from Urban Improvement Fund
 Limited - 1973                                   820,101
Advances from general partners and affiliates   1,016,173
Notes payable                                     372,316
Tenants' security and other deposits              364,492
                                               51,197,582
Partners' capital per accompanying statements  20,409,244

                                             $ 71,606,826


Note 4 - Investments in and Advances to Local Limited
Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF OPERATIONS OF LOCAL LIMITED
PARTNERSHIPS

                                    For the Year Ended
                                       December 31,
                                    2002           2001
Revenue:
Net rental income               $10,042,005    $ 9,941,389
Financial                           115,637        360,697
Other                               519,697        466,844
                                 10,677,339     10,768,930
Expenses:
  Administrative                  1,623,019      1,966,289
  Utilities                       1,089,087      1,362,143
  Operating                       1,942,923      2,155,372
  Taxes and insurance             1,129,000      1,020,767
  Financial expenses              2,715,846      1,963,103
  Depreciation and amortization   1,902,290      1,654,948
  Other expenses                    573,524        197,192
                                 10,975,689     10,319,814
Net income before gain on
  sale of property                 (298,350)       449,116

Gain on sale of property                  0      4,151,213

Net income                      $  (298,350)   $ 4,600,329

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(DEFICIT) OF LOCAL LIMITED PARTNERSHIPS

                           Urban
                         Improvement        Other
                            Fund           Limited
                           Limited        Partners
Partners' capital
(deficit) at
January 1, 2001         $ 17,742,947      $  (19,496)

Capital contributions      6,725,931              0
Cash distributions       (11,214,218)          (529)
Net income - 2001          3,512,257          4,384
Partners' capital
(deficit) at
December 31, 2001         16,766,917        (15,641)

Capital contributions      1,778,776              0
Cash distributions          (461,514)             0
Net income - 2002           (302,877)         6,508
Partners' capital
(deficit) at
December 31, 2002       $ 17,781,302     $   (9,133)

                           General
                           Partners         Total

Partners' capital
(deficit) at
January 1, 2001         $   550,600      $ 18,274,051

Capital contributions     3,048,750         9,774,681
Cash distributions         (971,614)      (12,186,361)
Net income - 2001         1,083,688         4,600,329
Partners' capital
(deficit) at
December 31, 2001         3,711,424        20,462,700

Capital contributions             0         1,778,776
Cash distributions       (1,072,368)       (1,533,882)
Net income - 2002            (1,981)         (298,350)
Partners' capital
(deficit) at
December 31, 2002       $ 2,637,075      $ 20,409,244


Note 4 - Investments in and Advances to Local Limited
Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF CASH FLOWS OF LOCAL LIMITED
PARTNERSHIPS

                                       December 31,
                                   2002           2001

Net income                   $   (298,350)   $  4,600,329
Adjustments to reconcile
net income to net cash
provided (used) by
operating activities:
 Gain on sale                           0      (4,151,213)
 Depreciation and amortization  1,902,290       1,654,948
 Decrease (increase) in
 escrows, restricted
 deposits and receivables,
 prepaid expenses
 and other assets               1,505,563      19,712,564
 Increase (decrease) in
 accounts payable,
 accrued expenses,
 tenant security
 deposit liability
 and other liabilities             30,423         204,364
  Total adjustments             3,438,276      17,420,663
  Net cash provided
 (used) by operating
 activities                     3,139,926      22,020,992

CASH FLOWS FROM INVESTING
ACTIVITIES:
 Capital expenditures         (15,602,046)   (49,620,858)
 Proceeds from sale
 of assets                              0      4,014,060
  Net cash provided by
  investing activities        (15,602,046)   (45,606,798)

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Mortgage principal payments     (715,670)      (508,244)
 Mortgage financing and
  construction loans           11,582,811     28,250,000
  Capital contributions         1,778,776              0
  Distributions paid           (1,533,882)    (2,272,665)
  Advances from (repayments
  to) affiliates                 (665,891)      (360,481)
  Proceeds from (repayments
  on) notes receivable          1,827,733     (1,714,810)
  Net cash used by
  financing activities         12,273,877     23,393,800

NET INCREASE (DECREASE)IN
CASH AND CASH EQUIVALENTS        (188,243)      (192,006)

CASH BALANCE AT BEGINNING
OF YEAR                         1,154,313      1,346,319

CASH BALANCE AT END
OF YEAR                      $    966,070   $  1,154,313

SUPPLEMENTAL INFORMATION
 REGARDING INTEREST
 PAYMENTS IS AS FOLLOWS:
  Interest paid, net
  of subsidy                 $  2,702,441   $  1,206,977

Note 4 - Investments in and Advances to Local Limited
Partnerships Accounted for on the Equity Method - Continued

A reconciliation between combined income (loss) for financial reporting purposes and the combined income (loss) for income tax purposes follows:

                                      December 31,
                                  2002            2001

Combined net income
for financial reporting
purposes                     $  (298,350)     $  4,600,329

Equity in deductions
taken by Local Limited
Partnerships for tax
purposes in excess of
loss for financial
reporting purposes               (48,956)        4,318,923

Combined income for
income tax purposes          $  (347,306)     $  8,919,252

A reconciliation of combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax purposes follows:

                                      December 31,
                                  2002            2001

Combined partners' capital
(deficit) for Financial
reporting purposes             $20,409,244     $20,462,700

Carrying costs during
construction capitalized
for financial reporting
purposes, excess of
depreciation for tax
purposes and accrual
adjustments for financial
reporting purposes              (9,715,694)     (9,437,941)

Combined partners'
capital (deficit) for
income tax purposes as
reported on the
federal income tax
returns                        $10,693,550     $11,024,759

Cost of Buildings

For financial statement purposes, the Local Limited
Partnerships generally capitalized all project costs, including payments to the general partners, taxes, carrying costs and operating expenses offset by incidental rental income, up to the cutoff date for cost certification purposes. For income tax purposes, certain of these amounts were deducted when paid (Note 5).

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

Certain expenses related to obtaining permanent financing for the partnerships have been deferred and are being amortized for financial statement purposes using the straight-line method over periods of twenty to forty years
(Note 5).

Statement of Cash Flows

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase would be classified as cash equivalents.

Restricted deposits, funded reserves and partnership custodial accounts are not included in cash.

Use of Estimates

The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Mortgage Notes Payable

The Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development
(HUD), the Massachusetts Housing Finance Agency (MHFA) and conventional mortgages totaling $39,959,663 at December 31, 2002 ($5,468,919 by HUD, $3,051,875 by MHFA and $31,438,869
conventional). The mortgage notes payable are secured by deeds of trust on rental property and bear interest at rates from approximately three percent to eight and one-half percent per annum. The mortgages are payable in monthly installments of principal and interest aggregating approximately $239,108 (net of subsidy) over periods of forty years for insured properties and four years with a balloon payment for two of the conventional loans. HUD will make interest reduction payments on the mortgages of six
Local Limited Partnerships which have mortgages insured under Section 236 in amounts which will reduce the mortgage payments to those required for mortgages carrying a one percent interest rate (Note 6).

Note 4 - Investments in and Advances to Local Limited
Partnerships Accounted for on the Equity Method - Continued

Mortgage Notes Payable - Continued

The scheduled principal reductions for the next five years are as follows:

            Year Ended December 31,          Amount

                     2003                $   727,547
                     2004                    779,952
                     2005                    837,389
                     2006                    662,682
                     2006 balloon         26,638,482
                     2007                    548,977
                     Beyond                9,764,634

                                         $39,959,663

The construction loan commitment in the amount of $16,575,000 will be converted to permanent financing upon completion of construction. The completion date is estimated to be December 2003 for Phase I and February 2004 for Phase II. The construction draw through December 31,
2002 in the amount of $7,322,933 accrues interest at a floating monthly rate of LIBOR plus 250 basis points.

National Housing Act Subsidies and Restrictions

Under terms of the regulatory agreement with HUD and MHFA, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by HUD. As of December 31, 2002, approximately $812,824 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited
Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by HUD.

All of the Local Limited Partnerships with insured mortgage loans have entered into rent supplement and/or Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units.
Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 2002 and 2001, the Local Limited
Partnerships received approximately $2,279,731 and
$2,200,336, respectively, in rent supplement and Section 8 funds.

Note 4 - Investments in and Advances to Local Limited
Partnerships Accounted for on the Equity Method - Continued

National Housing Act Subsidies and Restrictions - Continued

The notes payable represent residual receipts notes payable by several Local Limited Partnerships. These residual receipts notes are payable to the former general partners upon sale of the property after a provision for income taxes resulting from the gain from such sales and the return of contributed capital and advances plus interest to the Partnership. The residual receipt notes payable totaled $372,316 at December 31, 2002.

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

              Affiliate   Percent      2002         2002
             of General    of      Management   Bookkeeping
Partnership   Partner    Revenues  Fee Expense  Fee Expense

Brighton
Gardens           Yes      5.00%     $ 43,872     $
First Bedford
Pines Apts. I     Yes      7.00%     $ 68,368     $
Glenn Arms
Associates        No       7.00%     $ 39,548     $ 4,567
Hedin
Associates        No       6.50%     $ 29,793     $ 3,986
Himbola Manor
Associates        No       7.47%     $ 52,563     $11,293
SP Kimberly
(Marlton Manor)   No       3.50%     $103,576     $
RAP-UP II B       Yes      6.00%     $ 36,702     $ 5,430
The Alexander
(Serena Vista)    No       3.00%     $ 62,190     $
W Street
Associates        No       8.50%     $ 52,440     $
WOGO Fresno       No       4.00%     $ 11,626     $

URBAN IMPROVEMENT FUND LIMITED 1973
(A Limited Partnership)

Notes to Financial Statements - Continued

December 31, 2002

Note 5 - Real Estate and Accumulated Depreciation of Local
Limited Partnerships in which Urban Improvement Fund
Limited 1973 has an Investment

                                               Buildings
                                Construction      and
Description             Land     in Progress   Improvement
Partnership/   No. of
Location       Units

Brighton
Gardens Apts
Brighton, MA     62  $  322,929  $         0     $1,825,602

First Bedford-
Pine Apts
Atlanta, GA     134      43,491            0      2,414,932

Glenn Arms
Associates
Washington, DC   55     153,964            0      1,791,718

Hedin
Associates       48      51,140            0      1,476,702
Washington, DC  1 commercial

Himbola
Manor
LaFayette, LA   136    136,163             0      3,369,718

SP Kimberly
Place
Monterey, CA    212  3,256,147             0     21,790,869


RAP-UP
II B             51     23,097             0      1,641,804
Roxbury, MA   4 commercial

The Alexander
d/b/a Serena
Vista
Fountain
Valley, CA      172  1,892,421             0     17,455,220

W-Street
Associates
Washington, DC  102     56,354             0      3,313,915

WOGO
Associates of
Fresno d/b/a
Malibu Creek
Apartments
Calabasas, CA    36    600,000             0      5,211,334

The Mills at
Cortez Hill
San Diego, CA   133          0    13,836,526              0

                   $ 6,535,706   $13,836,526    $60,291,814

                                               Date of
Description                  Accumulated    Completion of
Partnership/       Total     Depreciation   Construction
Location

Brighton
Gardens Apts
Brighton, MA     $2,148,531   $(1,577,292)      1975

First Bedford-
Pine Apts
Atlanta, GA       2,458,423    (2,414,932)      1974

Glenn Arms
Associates
Washington, DC    1,945,682    (1,254,529)      1975

Hedin
Associates
Washington, DC    1,527,842      (949,651)      1974

Himbola
Manor
LaFayette, LA     3,505,881    (2,474,030)      1974

SP Kimberly
Place
Monterey, CA     25,047,016    (1,183,881)      1974

RAP-UP
II B              1,664,901    (1,274,878)       1974
Roxbury, MA

The Alexander
d/b/a Serena
Vista
Fountain
Valley, CA       19,347,641    (1,237,687)       1974

W-Street
Associates
Washington, DC    3,370,269    (2,377,196)        1975

WOGO
Associates of
Fresno d/b/a
Malibu Creek
Apartments
Calabasas, CA     5,811,334       (67,868)

The Mills at
Cortez Hill
San Diego, CA    13,836,526             0          N/A

                $80,664,046  $(14,811,944)

                                            Depreciation
                                             in latest
Description                                   Income
Partnership/                  Date           Statement
Location                    Acquired        is Computed

Brighton Gardens Apts
Brighton, MA                  1973          5-40 years

First Bedford-Pine Apts
Atlanta, GA                   1973            25 years

Glenn Arms Associates
Washington, DC                1973          3-25 years

Hedin Associates
Washington, DC                1973          5-30 years

Himbola Manor
LaFayette, LA                 1973          3-25 years

SP Kimberly Place
Monterey, CA                  1973          5-40 years

RAP-UP II B                   1973          7-20 years
Roxbury, MA

The Alexander
d/b/a Serena Vista
Fountain Valley, CA           1973          5-30 years

W-Street Associates
Washington, DC                1973          5-30 years

WOGO Associates of
Fresno d/b/a
Malibu Creek
Apartments
Calabasas, CA                 2002          5-40 years

The Mills at
Cortez Hill
San Diego, CA                 2001             N/A

                                 Construction   Building &
                      Land       in Progress   Improvement
Balance at
January 1, 2001    $ 1,117,049   $          0   $20,046,034
Additions
during year          5,148,468      6,248,750    38,223,540
Deletions
during year           (395,580)            0    (5,320,981)

Balance at
December 31, 2001    5,869,937      6,248,750    52,948,593
Additions
during year            665,769      7,587,776     7,348,501
Deletions
during year                  0             0        (5,280)

Balance at
December 31, 2002  $ 6,535,706   $ 13,836,526   $60,291,814

                              Total           Accumulated
                              Cost            Depreciation
Balance at
January 1, 2001            $21,163,083         $15,157,941
Additions during year       49,620,758           1,594,616
Deletions during year       (5,716,561)         (3,754,334)

Balance at
December 31, 2001           65,067,280          12,998,223
Additions during year       15,602,046           1,819,001
Deletions during year           (5,280)             (5,280)

Balance at
December 31, 2002          $80,664,046         $14,811,944


URBAN IMPROVEMENT FUND LIMITED 1973
(A Limited Partnership)

Notes to Financial Statements - Continued

December 31, 2002

Note 6 - Encumbrances of Local Limited Partnerships in which Urban Improvement Fund 1973 has an investment

                                    Outstanding    Gross
Description                          Mortgage     Interest
Partnership/Location   No. of Units   Balance      Rate

Brighton
Gardens Apts                       $ 1,751,271      8.4%
Brighton, MA                62       1,300,604      8.1%
                                   $ 3,051,875

First Bedford-
Pine Apts
Atlanta, GA                134       1,332,927      7.0%

Glenn Arms
Associates
Washington, DC              55         617,960      7.0%

Hedin
Associates	                48
Washington, DC        1 commercial     464,769      7.0%

Himbola Manor                          940,362      7.9%
LaFayette, LA              136         238,319      3.0%
                                        97,931      3.0%
                                    1,276,612

SP Kimberly
Place LP
Monterey, CA               212     16,736,342        7.0%

RAP-UP II B                 51
  Roxbury, MA         4 commercial    669,255        7.0%

The Alexander              172     11,065,109        7.3%
d/b/a Serena Vista Apts.
Fountain Valley, CA

WOGO Associates of
Fresno d/b/a
Malibu Creek
Apartments
Calabasas, CA               36      3,637,418       4.9%

W-Street Associates
Washington, DC             102      1,107,396       7.0%

                                  $39,959,663

                            Net
                         Interest     Gross      Interest
Partnership/Location       Rate      Payment     Subsidy

Brighton Gardens Apts      1.0%     $ 11,439     $  5,193
Brighton, MA               8.1%       19,350            0

First Bedford-Pine Apts
Atlanta, GA                1.0%       13,358        8,313

Glenn Arms Associates
Washington, DC             1.0%        5,974        3,802

Hedin Associates
Washington, DC             1.0%        4,845        3,064

Himbola Manor              0.0%        7,430            0
LaFayette, LA              0.0%        Note 1           0
                           0.0%        Note 2           0

SP Kimberly Place LP
Monterey, CA               7.0%      113,102            0

RAP-UP II B
Roxbury, MA                1.0%        7,008         4,361

The Alexander              7.3%       77,127             0
d/b/a Serena Vista Apts.
  Fountain Valley, CA

WOGO Associates of
Fresno d/b/a
Malibu Creek
Apartments
Calabasas, CA              4.9%       19,425             0

W-Street Associates
Washington, DC             1.0%       10,961         6,753

                                    $290,019       $31,486

Partnership/      Net      Maturity    Balloon at   Insured
Location        Payment      Date       Maturity      By

Brighton
Gardens Apts   $   6,246    Apr 2017           0      MHFA
Brighton, MA      19,350    Apr 2017           0      MHFA

First Bedford-
Pine Apts
Atlanta, GA        5,045    Jun 2015           0       HUD

Glenn Arms
Associates
Washington, DC     2,172    Mar 2016           0       HUD

Hedin
Associates
Washington, DC     1,781    Jun 2014           0       HUD

Himbola Manor      7,430    Sep 2036           0       HUD
LaFayette, LA      Note 1   Jul 2025     238,319
                   Note 2   Jul 2025      94,084       HUD

SP Kimberly
Place LP
Monterey, CA      113,102   Mar 2006  16,118,533     None

RAP-UP II B
Roxbury, MA         2,647   Aug 2014           0      HUD

The Alexander      77,127   Feb 2006  10,519,949    None
d/b/a Serena
Vista Apts.
Fountain Valley, CA

WOGO Associates of
Fresno d/b/a
Malibu Creek
Apartments
Calabasas, CA           0   Jul 2032           0    None

W-Street
Associates
Washington, DC      4,208   Sep 2015           0    HUD

                 $239,108            $26,970,885

Note 1 - This is a contingent payment based on 75% of surplus cash as defined by HUD.
Note 2 - This is a contingent payment based on 75% of surplus cash as defined by HUD or a balloon payment.

Note 7 - Sale of the Assets of Edgewood II Associates

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

Note 8 - Sale of the Assets of WOGO Associates of Fresno

The property of WOGO Associates of Fresno was sold in a tax-free exchange during 2001 resulting in a book gain of $1,851,963 (gain from operations $201,531), which was deferred for tax purposes. The estimated net assets from the sale were $2,201,916.

At December 31, 2001, this Partnership was due $160,883 from an affiliate of the General Partner for sales and acquisition proceeds in transit and $1,714,810 from the buyer for sales proceeds. During 2002, the Partnership received $1,625,693. The balance due from a third party at December 31, 2002 is $250,000.

Note 9 - Investment in The Mills at Cortez Hill

The Partnership acquired an interest in The Mills at Cortez in downtown San Diego, California. The property is a 133-unit apartment complex with ground floor retail space.
This 3-story all redwood and cedar structure will be completely restored and refurnished by 2003. The property is presently under renovation. The investment for a 51.21 interest was $3,200,000.

Note 10 - Sale of the Assets of The Alexander

The property of The Alexander was sold in a tax-free exchange during 2000 resulting in a book gain of $4,290,992, which was deferred for tax purposes. The partnership's share of the net assets from the sale was $7,654,058. The funds were reinvested during 2001.

At December 31, 2001, this Partnership was due $571,544 from an affiliate of the General Partner for sales and acquisition proceeds in transit. During 2002, the Partnership received $158,015. The balance due at December
31, 2002 is $413,529.

Note 11- Sale of the assets of Antonia Manor

The property of Antonia Manor was sold in a tax-free exchange during 2000 resulting in a book gain of $2,294,034, which was deferred for tax purposes. The partnership's share of the net assets from the sale was $3,914,236. The funds were not reinvested as a tax-free exchange. The income tax was recognized in 2001.

Note 12 - Sale of the assets of Maria Manor

The property of Maria Manor was sold in a tax-free exchange during 2000 resulting in a book gain of $3,348,517 which was deferred for tax purposes. The partnership's share of the net assets from the sale was $5,210,047. The funds were not reinvested as a tax-free exchange. The income tax was recognized in 2001.

Note 13 - Sale of the assets of Marlton Manor

The property of Marlton Manor was sold in a tax-free exchange during 2000 resulting in a book gain of $2,478,188 which was deferred for tax purposes. The partnership's share of the net assets from the sale was $4,322,790. The funds were reinvested during 2001. In addition, the Partnership made a capital contribution during 2001 of $3,525,931.

Note 14 - Realization of Assets of RAP UP II-B

The financial statements of RAP UP II-B have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Partnership as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Partnership, which in turn is dependent upon the Partnership's ability to meet its financing requirements on a continuing basis and maintain present financing by satisfying its obligation to the project. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or amounts of liabilities that might be necessary should the Partnership be unable to continue normal operations.


                       PART III

Item 8.  Change In and Disagreements with Accountants on
Accounting and Financial Disclosure

There have been no disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 9.  Directors and Executive Officers of the Issuer

The Issuer does not have directors as such. The following is a listing of the Directors of the General Partner of the Issuer. These Directors are elected to serve one-year terms and until their successors are duly elected and qualified as directors.

         Name       Age           Office

Paul H. Pfleger      68     Director/President
John M. Orehek       49     Director/Senior Vice President

The General Partner of the Issuer is Interfinancial Real
Estate Management Company. The Issuer does not have executive officers as such. The following is a listing of the executive officers of the General Partner of the Issuer. These executive officers are elected to serve one-year terms and will continue to serve until their successors are duly elected and qualified as executive officers.

         Name       Age           Office

Paul H. Pfleger     68     Chairman of the Board
John M. Orehek      49     Senior Vice President
Michael Fulbright   49     Secretary

(b)	The Issuer has no employees.
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

Item 9.  Directors and Executive Officers of the Issuer -
Continued

Michael Fulbright, Secretary.  Mr. Fulbright is General
Counsel for Security Properties Inc. He joined SPI in 1989 as Special Counsel responsible for new development activities and sales and financing transactions in the syndication portfolio. Prior to joining SPI, he was a partner at Tousley Brain, a Seattle law firm that specializes in commercial real estate matters. His practice there included representation of lenders, institutional investors and commercial developers. He received a Masters of Business Administration degree from Texas A&M and a law degree from the University of Washington. He is a member of the Washington State Bar
Association. Mr. Fulbright was first elected an officer of the General Partner, Interfinancial Real Estate Management
Company, during 1994.

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

There is no family relationship between any of the foregoing directors and executive officers.

The executive officers and directors of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and directors of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and directors of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles generally accepted in the United States of America and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States of America. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards
Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December
31, 2002 for filing with the Securities and Exchange Commission.

Item 9.  Directors and Executive Officers of the Issuer -
Continued

The General Partner has reappointed Kenneth W. Bryant,
Certified Public Accountant, to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $13,000 and non-audit services (principally tax-related) of approximately $3,600.

Item 10.  Executive Compensation

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

Item 11.  Security Ownership of Certain Beneficial Owners
and Management Security Ownership of Certain Beneficial
Owners
Holders -
Title of    Name & Address of  Amount and Nature of   % of
Class       Beneficial Owner   Beneficial Ownership  Class

General
Partner     Interfinancial Real      621 Units        100%
Interest    Estate Management Co.   ($621,316)
            1201 Third Avenue,
            Suite 5400
            Seattle, Washington 98101-3076

Interfinancial Real Estate Management Company owns 592 units of Limited Partner interest, and an affiliate of the General Partner owns 2,154 units of Limited Partner interest.

No officers or directors of the General Partner of the Issuer own a Partnership interest.

No change in control of the Issuer is anticipated.

Item 12.  Certain Relationships and Related Transactions

There are no transactions in which the directors or officers of the General Partner or security holder of the Issuer have a material interest.

There is no indebtedness of the management of the General
Partner of the Issuer to the Issuer, except as follows:

Item 12.  Certain Relationships and Related Transactions -
Continued

The Partnership paid management fees of $196,984 in 2002 and $175,987 in 2001 to the general partner. The
Partnership had accrued management fees of $115,987 at December 31, 2002.

The General Partner made advances to the Partnership to fund operations of Local Limited Partnerships. The advances are non-interest bearing and due on demand. At
December 31 2002 and 2001, the Partnership had advanced
$820,101 and $1,448,952, respectively.

There were no other transactions which officers or directors of the general partner had an interest.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 99, Certification of Chief Executive Officer and
Chief Financial Officer.

(b) Reports on Form 8-K filed during the fourth quarter of 2002:

None

Item 14.  Controls and Procedures

The Chairman of the Board and Senior Vice President of the
Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 (c) and 15d-14 (c), and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.


(ISSUER)  URBAN IMPROVEMENT FUND LIMITED - 1973
          BY:  INTERFINANCIAL REAL ESTATE MANAGEMENT
               COMPANY



By:  /s/ Paul H. Pfleger
     Date:  August 22, 2003
     Paul H. Pfleger
     Director/President
     Interfinancial Real Estate Management Company




By:  /s/ Paul H. Pfleger
     Date:  August 22, 2003
     John M. Orehek
     Director/Senior Vice President
     Interfinancial Real Estate Management Company


Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.




By:  /s/ Paul H. Pfleger
     Paul H. Pfleger, Director/President
     Date  August 22, 2003
     Interfinancial Real Estate Management Company




By:  /s/John M. Orehek
     Date  August 22, 2003
     John M. Orehek, Director/Senior Vice President
     Interfinancial Real Estate Management Company.


                    Certification


I Paul H. Pfleger, certify that:

1) I have reviewed this annual report on Form 10-KSB of Urban Improvement Fund Limited - 1973;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 22, 2003  /s/Paul H. Pfleger
                        Paul H. Pfleger
                        Chairman of the Board
                        Interfinancial Real Estate Company,
                        equivalent of the
                        Chief Executive Officer
                        of the Partnership

                       Certification


I John M. Orehek, certify that:

1) I have reviewed this annual report on Form 10-KSB of Urban Improvement Fund Limited - 1973;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 22, 2003  /s/John M. Orehek
                       John M. Orehek
                       Senior Vice President
                       Interfinancial Real Estate Company,
                       equivalent of the
                       Chief Financial Officer
                       of the Partnership


             Certification of CEO and CFO
           Pursuant to 18 U.S.C. Section 1350,
           as Adopted Pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002




In connection with the Annual Report on Form 10-KSB of Urban Improvement Fund 1973 (the "Partnership"), for the annual period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), Paul H. Pfleger, as the equivalent of the Chief
Executive Officer of the Partnership, and John M. Orehek as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.











/s/Paul H. Pfleger
Name:  Paul H. Pfleger
Date:  August 22, 2003




/s/John M. Orehek
Name:  John M. Orehek
Date:  August 22, 2003


This certification accompanies the Report pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley
Act of 2002, be deemed filed by the Partnership for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.