Form 10QSB
period 2003-03-31
URBAN IMPROVEMENT FUND LTD 1973
filed 2003-08-22
CIK 102341

UNITED STATES

        SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C. 20549

                 FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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



             PART I - FINANCIAL INFORMATION

              Item 1 - Financial Statements

                     BALANCE SHEETS

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)



                          ASSETS

                                March 31,  December 31,
                                  2003         2002

Cash                         $ 1,277,130    $    864,805

Receivable from affiliates       107,752               0

Investments in and advances
to Local Limited Partnerships
accounted for on the equity
method                        21,401,904      21,649,400

                             $22,786,786     $22,514,205


               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable             $     7,800     $    87,301

Distribution payable               1,634           1,634

Management fee payable           150,302         115,987
                                 159,736         204,922

Partners' Capital:

General Partner - 621
Partnership units
authorized, issued
and outstanding                1,131,175      1,115,298

Limited Partners -
11,796 Partnership
units authorized,
issued and outstanding        21,495,875     21,193,985
                              22,627,050     22,309,283

Total Liabilities and
Partners' Capital            $22,786,786    $22,514,205







Unaudited.  See accompanying notes to Financial Statements.

                CAPITALIZATION AND PARTNERS CAPITAL

               URBAN IMPROVEMENT FUND LIMITED - 1973
                      (A Limited Partnership)




                                    March 31, December 31,
                                       2003       2002
General Partner Interest - 621
Partnership units issued
and outstanding                   $   621,316  $   621,316

Limited Partners' Interest -
11,796 Partnership units issued
and outstanding                    11,811,000   11,811,000
                                   12,432,316   12,432,316

Offering expenses                  (1,250,836)  (1,250,836)

Distributions to partners          (9,120,167)  (8,195,166)

Accumulated earnings through
December 31, 2002                  19,322,969   19,322,969

Income for the three-month
period ended March 31, 2003         1,242,768            0
                                   20,565,737   19,322,969

Partners' Capital at
End of Period                     $22,627,050  $22,309,283





Unaudited.  See accompanying notes to Financial Statements.


                   STATEMENTS OF INCOME

            URBAN IMPROVEMENT FUND LIMITED - 1973
                    (A Limited Partnership)


                                   For the Three-Month
                                      Period Ended
                                         March 31,
                                      2003      2002

Revenues                         $    2,337    $    8,780

Cost and expenses:

 Professional fees                    11,000        25,243

 Management fee                       49,246        15,000

 Liquidation fee                      48,003             0

 Other expense                         2,699        14,060

 Amortization                          2,195         2,196
                                     113,143        56,499

Income (loss) before equity in
income of Local
Limited Partnerships                (110,806)      (47,719)

Equity in income (loss) of
Local Limited Partnerships         1,353,574       161,592

Net income (loss)                 $1,242,768    $  113,873

Allocation of net income:

Net income (loss) allocated
to General Partner                $   62,138    $    5,693

Net income (loss) allocated
to Limited Partners                1,180,630       108,180

                                  $1,242,768    $  113,873

Net income allocated to
Limited Partners per
Limited Partnership Unit
(11,796 units outstanding
at March 31, 2003 and 2002)       $      100    $        9



Unaudited.  See accompanying notes to Financial Statements.


                  STATEMENTS OF CASH FLOWS

            URBAN IMPROVEMENT FUND LIMITED - 1973
                   (A Limited Partnership)



                                     For the Three-Month
                                        Period Ended
                                           March 31,
                                       2003          2002
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income                       $ 1,242,768   $   113,873
Adjustments to reconcile
net income to net cash used
by operating activities:
Amortization                           2,195         2,196
Equity in income of local
limited partnerships              (1,353,573)     (161,592)
Increase (decrease) in
accounts payable, management
fees payable and payable
to affiliates                       (152,938)       21,331
 Total adjustments                (1,504,316)     (138,065)
 Net cash used by operating
 Activities                         (261,548)      (24,192)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Distributions from Local
Limited Partnership                  878,477       77,992
Net advances to local
limited partnerships                 720,397     (150,404)
 Net cash provided by
 investing activities              1,598,874      (72,412)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Distributions to partners           (925,001)          0
                                    (925,001)          0
NET DECREASE IN CASH AND
CASH EQUIVALENTS                     412,325     (96,604)

CASH BALANCE AT BEGINNING
OF PERIOD                            864,805   3,674,394

CASH BALANCE AT END
OF PERIOD                        $ 1,277,130 $ 3,577,790



Unaudited.  See accompanying notes to Financial Statements.


       NOTES TO SUMMARIZE FINANCIAL INFORMATION
                  March 31, 2003

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

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

Note 2 - Method of Accounting - As of March 31, 2003, the
Partnership has investments in ten active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited
Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited
Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at March 31, 2003 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Note 3 - Management of Urban Improvement Fund Limited 1973
- Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $196,984 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000).
Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. For the three-month period ended March
31, 2003, the maximum fee of $49,246 has been accrued.  At
March 31, 2003, management fees of $102,299 have been recorded as a liability to the General Partner.

Upon liquidation, unpaid management fees will have first priority to the proceeds. The Partnership will also pay the General Partner a liquidation fee for the sale of projects.
The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited
Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. The
Partnership has accrued a liquidation fee of $48,003 for the sale of W Street Associates.

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

Note 4 - Investments in Local Limited Partnerships - As of
March 31, 2003, the Partnership has investments in ten active real estate Limited Partnerships (Local Limited
Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited
Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited
Partnership.

The investments in Local Limited Partnerships are comprised of:

                          March 31, 2003  December 31, 2002

Capital contributions       $11,488,974       $11,794,474
Distributions                (2,047,023)       (2,014,175)
Equity in income (losses)    11,639,712        10,797,511
Advances                         99,127           820,100
Unamortized costs of
 Acquisitions                   221,114           251,490

                            $21,401,904       $21,649,400

During 2001, the property of WOGO Associates of Fresno was sold in a tax-free exchange. In September 2002, the proceeds were reinvested in a conventional multifamily residential project.

During 2003, the property of W Street Associates was sold.
The Partnership recognized a gain on the sale of $1,384,297. The Partnership received a cash distribution of $845,629 from this sale.

Item 2 - Management's Discussion and Analysis of
Operations.

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation:
national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variation of real estate values and the general economic climate in local markets and competition for tenants in such markets;
and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time-to-time with the Securities and Exchange Commission.

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $196,984 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000).
The Partnership recorded management fee expense of $49,246 for the three months ended March 31, 2003.

The components of the Partnership's equity in net income of the Local Limited Partnerships for March 31, 2003 and 2002, is summarized as follows:

                                    For the Three-Month
                                      Period Ended
                                         March 31,
                                     2003          2002
Distribution received
from partnerships
with zero investment:
 Edgewood II                    $        0    $    77,992
                                         0         77,992


                                    For the Three-Month
                                      Period Ended
                                         March 31,
                                     2003          2002
Income from investments
with non-zero investment:
 The Alexander                      (47,270)     (96,850)
 WOGO of Fresno                      18,767            0
 Edgewood II Associates                   0            0
 Glenn Arms                          73,731       35,350
 Hedin Associates                    19,290       28,550
 Himbola Manor                        2,555       26,200
 Marlton Manor, Ltd.                (97,791)     102,500
 W Street                         1,384,292      (12,150)
                                  1,353,574       83,600

                                 $1,353,574   $  161,592

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

At March 31, 2003, the Partnership had management fees and liquidation fees payable to the General Partner of $150,302. The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

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

Item 3 - Controls and Procedures

The principle executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and
15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                 PART II - OTHER INFORMATION


Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K

a) Exhibits
   99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
       Oxley Act of 2002.

b) Reports on Form 8-K
The registrant has not filed a report on Form 8-K during the quarter ending March 31, 2003.



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


                        Certification


                 I Paul H. Pfleger, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Urban Improvement Fund Limited - 1973;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

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


                      Certification


              I John M. Orehek, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Urban Improvement Fund Limited - 1973;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

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


                    Certification of CEO and CFO
                 Pursuant to 18 U.S.C. Section 1350,
                 as Adopted Pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Urban Improvement Fund - 1973 (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), Paul H. Pfleger, as the equivalent of the Chief
Executive Officer of the Partnership, and John M. Orehek as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.











/s/Paul H. Pfleger
Name:  Paul H. Pfleger




/s/John M. Orehek
Name:  John M. Orehek


This certification accompanies the Report pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley
Act of 2002, be deemed filed by the Partnership for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.