Form 10QSB
period 2003-06-30
URBAN IMPROVEMENT FUND LTD 1973
filed 2003-08-22
CIK 102341

UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C. 20549

                    FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

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


              PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                     BALANCE SHEETS

         URBAN IMPROVEMENT FUND LIMITED - 1973
                (A Limited Partnership)



                        ASSETS

                               June 30,      December 31,
                                 2003           2002

Cash                        $ 1,188,670      $   864,805

Prepaid expenses                  6,201                0

Investments in and
advances to Local
Limited Partnerships
accounted for
on the equity method          21,446,905      21,649,400

                             $22,641,776     $22,514,205


             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable             $         0     $    87,301

Distribution payable               1,634          1,634

Management fee payable           154,548        115,987
                                 156,182        204,922

Partners' Capital:

General Partner -
621 Partnership units
authorized, issued and
outstanding                    1,124,103     1,115,298

Limited Partners - 11,796
Partnership units
authorized, issued
and outstanding               21,361,491    21,193,985
                              22,485,594    22,309,283

Total Liabilities and
Partners' Capital            $22,641,776   $22,514,205




Unaudited.  See accompanying notes to Financial Statements.


           CAPITALIZATION AND PARTNERS CAPITAL

	URBAN IMPROVEMENT FUND LIMITED - 1973
	(A Limited Partnership)




                                  June 30,   December 31,
                                   2003         2002
General Partner Interest - 621
Partnership units issued
and outstanding                $   621,316    $   621,316

Limited Partners' Interest
- 11,796 Partnership units
issued and outstanding          11,811,000     11,811,000
                                12,432,316     12,432,316

Offering expenses               (1,250,836)    (1,250,836)

Distributions to partners       (9,120,167)    (8,195,167)

Accumulated earnings through
December 31, 2002               19,322,969     19,322,970

Income for the six-month
period ended June 30, 2003       1,101,312              0
                                20,424,281     19,322,970

Partners' Capital at
End of Period                  $22,485,594    $22,309,283



Unaudited.  See accompanying notes to Financial Statements.


STATEMENTS OF INCOME

URBAN IMPROVEMENT FUND LIMITED - 1973
(A Limited Partnership)



                  For the Three-Month    For the Six-Month
                     Period Ended          Period Ended
                       June 30,              June 30,
                   2003      2002        2003        2002

Revenues      $   2,971   $   8,721   $   5,308   $  17,502

Cost and
expenses:

Professional
Fees             11,000       10,935     22,000     36,177

Management fee   49,247       15,000     98,493     30,000

Liquidation fee       0            0     48,003          0

Other expense       975        1,349      3,674     15,411

Amortization      1,539        2,156      3,734      4,392
                 62,761       29,440    175,904     85,980

Income (loss)
before equity
in income of
Local Limited
Partnerships     (59,790)   (20,719)   (170,596)   (68,478)

Equity in
income (loss)
of Local
Limited
Partnerships    (81,666)    (21,000)   1,271,908    140,592

Net income
(loss)        $(141,456)  $ (41,719)  $1,101,312  $  72,114

Allocation of net income:

Net income
(loss)
Allocated
to General
Partner       $  (7,073)  $  (2,088)  $   55,066  $   3,606

Net income
(loss)
allocated
to Limited
Partners       (134,383)    (39,631)   1,046,246     68,508

              $(141,456)  $ (41,719)  $1,101,312  $  72,114

Net income
allocated to
Limited
Partners per
Limited
Partnership
Unit (11,796
Units
Outstanding at
June 30, 2003
and 2002)     $     (11)  $      (3)  $      89  $       5



Unaudited.  See accompanying notes to Financial Statements.


              STATEMENTS OF CASH FLOWS

          URBAN IMPROVEMENT FUND LIMITED - 1973
                (A Limited Partnership)



                                  For the Three-Month
                                      Period Ended
                                        June 30,
                                    2003         2002
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income                    $  (141,456)    $  (41,759)
Adjustments to reconcile net
income to net cash used by
operating activities:
Amortization                        1,539          2,196
Equity in income of local
limited partnerships               81,666         21,000
Increase (decrease) in
accounts payable, manage-
ment fees payable and
payable to affiliates              97,997       (107,847)
 Total adjustments                181,202        (84,651)
 Net cash used by
 operating activities              39,746       (126,410)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Current period distributions             0             0
Net advances to local limited
Partnerships                      (128,206)     (929,213)
Net cash provided by
investing activities              (128,206)     (929,213)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Distributions to partners                0    (1,960,060)
                                         0    (1,960,060)

NET DECREASE IN CASH AND
CASH EQUIVALENTS                   (88,460)   (3,015,683)

CASH BALANCE AT BEGINNING
OF PERIOD                        1,277,130     3,577,730

CASH BALANCE AT END
OF PERIOD                       $1,188,670    $  562,047

                                    For the Six-Month
                                      Period Ended
                                         June 30,
                                    2003          2002
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income                       $1,101,312   $   72,114
Adjustments to reconcile net
income to net cash used by
operating activities:
Amortization                          3,734        4,392
Equity in income of local
limited partnerships             (1,271,907)    (140,592)
Increase (decrease) in
accounts payable, manage-
ment fees payable and
payable to affiliates               (54,941)     (86,156)
 Total adjustments               (1,323,114)    (222,356)
 Net cash used by
 operating activities              (221,802)    (150,242)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Current period distributions        878,477       77,992
Net advances to local limited
Partnerships                        592,191   (1,080,037)
 Net cash provided by
 investing activities             1,470,668   (1,002,045)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Distributions to partners          (925,001)  (1,960,060)
                                   (925,001)  (1,960,060)

NET DECREASE IN CASH
AND CASH EQUIVALENTS                323,865   (3,112,347)

CASH BALANCE AT
BEGINNING OF
PERIOD                              864,805    3,674,394

CASH BALANCE AT END
OF PERIOD                        $1,188,670   $  562,047



Unaudited.  See accompanying notes to Financial Statements.


         NOTES TO SUMMARIZE FINANCIAL INFORMATION
                     June 30, 2003

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board
("FASB") issued Interpretation No. 46 ("FIN 46"),
Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.
Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February
1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The
Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The
Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

Note 2 - Method of Accounting - As of June 30, 2003, the
Partnership has investments in ten active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited
Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited
Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at June 30, 2003 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Note 3 - Management of Urban Improvement Fund Limited 1973
- Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $196,984 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000).
Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. For the three-month period ended June
30, 2003, the maximum fee of $49,246 has been accrued.  At
June 30, 2003, management fees of $106,545 have been recorded as a liability to the General Partner.

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

Note 4 - Investments in Local Limited Partnerships - As of
June 30, 2003, the Partnership has investments in ten active real estate Limited Partnerships (Local Limited
Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited
Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited
Partnership.

The investments in Local Limited Partnerships are comprised of:

                         June 30, 2003   December 31, 2002

Capital contributions     $11,488,974       $11,794,474
Distributions              (2,047,023)       (2,014,175)
Equity in income (losses)  11,558,046        10,797,511
Advances                      227,333           820,100
Unamortized costs
of acquisitions               219,575           251,490

                          $21,446,905       $21,649,400

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $196,984 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000).
The Partnership recorded management fee expense of $49,246 for the three months ended June 30, 2003.

The components of the Partnership's equity in net income of the Local Limited Partnerships for June 30, 2003 and 2002, is summarized as follows:

                  For the Three-Month  For the Six-Month
                     Period Ended        Period Ended
                        June 30,            June 30,
                  2003         2002     2003       2002
Distribution
Received from
partnerships
with zero
investment:
 Edgewood II   $        0  $       0  $       0  $  77,992

Income from
investments
with non-zero
investment:
 WOGO of Fresno    11,955          0    30,7220         0
 The Alexander    (72,089)   (54,400)  (119,359) (151,250)
 Glenn Arms        44,107     61,950    117,838    97,300
 Hedin Associates     965      3,050     20,255    31,600
 Himbola Manor     31,295     35,800     33,850    62,000
 Marlton Manor,
 Ltd.             (97,899)   (55,450)  (195,691)   47,050
 W Street               0    (11,950) 1,384,292   (24,100)
                  (81,666)   (21,000) 1,271,907    62,600

                $ (81,666) $ (21,000) $1,271,907 $ 140,592

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

At June 30, 2003, the Partnership had management fees and liquidation fees payable to the General Partner of $154,548. The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

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

                PART II - OTHER INFORMATION


Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K

a) Exhibits
   99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K
   The registrant has not filed a report on Form 8-K during the quarter ending June 30, 2003.



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


                Certification of CEO and CFO
            Pursuant to 18 U.S.C. Section 1350,
            as Adopted Pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Urban Improvement Fund - 1973 (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), Paul H. Pfleger, as the equivalent of the Chief
Executive Officer of the Partnership, and John M. Orehek as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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