Form 10QSB
period 2003-09-30
URBAN IMPROVEMENT FUND LTD 1973
filed 2003-11-12
CIK 102341

UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                      FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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



               PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         BALANCE SHEETS

             URBAN IMPROVEMENT FUND LIMITED - 1973
                    (A Limited Partnership)



                         ASSETS

                            September 30,   December 31,
                                2003            2002

Cash                        $ 1,184,392     $   864,805

Investments in and
  advances to Local
  Limited Partnerships
  accounted for on the
  equity method              21,473,974      21,649,400

                            $22,658,366     $22,514,205


               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable            $         0     $    87,301

Distribution payable              1,634           1,634

Management fee payable          188,794         115,987
                                190,428         204,922

Partners' Capital:

General Partner - 621
  Partnership units
  authorized, issued
  and outstanding             1,123,231       1,115,298

Limited Partners -
  11,796 Partnership
  units authorized,
  issued and outstanding     21,344,707      21,193,985
                             22,467,938      22,309,283

Total Liabilities and
  Partners' Capital         $22,658,366     $22,514,205




Unaudited.  See accompanying notes to Financial Statements.

          CAPITALIZATION AND PARTNERS CAPITAL

         URBAN IMPROVEMENT FUND LIMITED - 1973
                (A Limited Partnership)




                                 September 30,    December 31,
                                     2003             2002
General Partner Interest -
  621 Partnership units
  issued and outstanding        $   621,316      $   621,316

Limited Partners' Interest -
  11,796 Partnership units
  issued and outstanding         11,811,000       11,811,000
                                 12,432,316       12,432,316

Offering expenses                (1,250,836)      (1,250,836)

Distributions to partners        (9,120,167)      (8,195,167)

Accumulated earnings through
December 31, 2002                19,322,970       19,322,970

Income for the nine-month
  period ended September 30,
  2003                            1,083,655                0
                                 20,406,625       19,322,970

Partners' Capital at
  End of Period                 $22,467,938      $22,309,283




Unaudited.  See accompanying notes to Financial Statements.



                       STATEMENTS OF INCOME

                URBAN IMPROVEMENT FUND LIMITED - 1973
                       (A Limited Partnership)



                For the Three-Month     For the Nine-month
                   Period Ended            Period Ended
                   September 30,            September 30,
                  2003       2002         2003         2002

Revenues       $   1,385   $   4,728   $    6,693   $  22,230

Cost and expenses:

Professional fees  6,500      15,606       28,500      51,784

Management fee    49,246      15,000      147,738      45,000

Liquidation fee        0           0       48,003           0

Other expense        399       1,466        4,073      16,877

Amortization       1,539       2,196        5,273       6,588
                  57,684      34,268      233,587     120,249

Income (loss)
 before equity
 in income of
 Local Limited
 Partnerships    (56,299)    (29,540)    (226,894)    (98,019)

Equity in
 income (loss)
 of Local
 Limited
 Partnerships     38,641     277,750     1,310,549    418,345

Net income
 (loss)       $  (17,658)  $ 248,210    $1,083,655  $ 320,326

Allocation of net income:

Net income
 (loss)
 allocated
 to General
 Partner     $     (883)  $  12,410    $   54,183  $  16,016

Net income
 (loss)
 allocated
 to Limited
 Partners       (16,775)    235,800     1,029,472    304,310

             $  (17,658)  $ 248,210    $1,083,655  $ 320,326

Net income
 (loss)
 allocated to
 Limited
 Partners per
 Limited
 Partnership
 unit (11,796
 units
 outstanding
 at September
 30, 2003 and
 2002)        $     (1)   $      19     $       87  $      25



Unaudited.  See accompanying notes to Financial Statements.



                  STATEMENTS OF CASH FLOWS

           URBAN IMPROVEMENT FUND LIMITED - 1973
                   (A Limited Partnership)



                  For the Three-Month    For the Nine-month
                    Period Ended            Period Ended
                    September 30,            September 30,
                    2003      2002          2003      2002

CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income    $   (17,658)  $ 248,210  $ 1,083,655 $  320,326
Adjustments
 to reconcile
 net income
 to net cash
 used by
 operating
 activities:
Amortization        1,539       2,196        5,273     6,588
Equity in
 income of
 local
 limited
 partnerships     (38,641)   (277,750)  (1,310,549)  (418,345)
Increase
 (decrease) in
 accounts
 payable,
 management
 fees payable
 and payable
 to affiliates     40,447     (30,000)     (14,494)  (116,156)
Total adjustments   3,345    (305,554)  (1,319,770)  (527,913)
  Net cash used
  By operating
  Activities      (14,313)    (57,344)    (236,115)  (207,587)

CASH FLOWS
 FROM INVESTING
 ACTIVITIES:
Current period
 Distributions     10,035           0      888,511     77,992
Net advances
 to local
 limited
 Partnerships           0    (105,610)     592,191 (1,185,646)
Net cash
 provided by
 investing
 activities        10,035    (105,610)   1,480,702 (1,107,654)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
Distributions to
 Partners               0           0    (925,000) (1,960,060)
                        0           0    (925,000) (1,960,060)

NET INCREASE
(DECREASE) IN
CASH AND
CASH EQUIVALENTS   (4,278)   (162,954)    319,587  (3,275,301)

CASH BALANCE
 AT BEGINNING
 OF PERIOD      1,188,670     562,047     864,805   3,674,394

CASH BALANCE
 AT END
 OF PERIOD    $ 1,184,392   $ 399,093  $ 1,184,392 $  399,093



Unaudited.  See accompanying notes to Financial Statements.



         NOTES TO SUMMARIZE FINANCIAL INFORMATION
                    September 30, 2003

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

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

Note 2 - Method of Accounting - As of September 30, 2003, the Partnership has investments in ten active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at September 30, 2003 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Note 3 - Management of Urban Improvement Fund Limited 1973 - Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $196,984 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. For the three-month period ended September 30, 2003, the maximum fee of $49,246 has been accrued. At September 30, 2003, management fees of $147,738 have been recorded as a liability to the General Partner.

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

Note 4 - Investments in Local Limited Partnerships - As of September 30, 2003, the Partnership has investments in ten active real estate Limited Partnerships (Local Limited Partnerships), which are accounted for on the equity method. The investment account represents the sum of the capital investment and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership.

The investments in Local Limited Partnerships are comprised of:

                        September 30, 2003   December 31, 2002

Capital contributions       $11,488,974         $11,794,474
Distributions                (2,057,058)         (2,014,175)
Equity in income (losses)    11,596,687          10,797,511
Advances                        227,333             820,100
Unamortized costs
 of acquisitions                218,038             251,490

                            $21,473,974         $21,649,400

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $196,984 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $60,000). The Partnership recorded management fee expense of $49,246 for the three months ended September 30, 2003.

The components of the Partnership's equity in net income of the Local Limited Partnerships for September 30, 2003 and
2002, is summarized as follows:

                    For the Three-Month   For the Nine-month
                       Period Ended          Period Ended
                       September 30,         September 30,
                      2003       2002       2003      2002
Distribution
 received
 from
 partnerships
 with zero
 investment:
  Edgewood II    $         0  $       0  $       0  $  77,995

Income from
 investments
 with non-zero
 investment:
  WOGO of Fresno      11,487          0      42,208         0
  The Alexander      (76,744)    92,650    (196,103)  (58,600)
  Glenn Arms          54,320     34,800     172,157   132,100
  Hedin Associates     5,493     12,500      25,748    44,100
  Himbola Manor       31,371     11,300      65,221    73,300
  Marlton Manor, Ltd. 13,301    138,850    (182,389)  185,900
  W Street              (587)   (12,350)  1,383,707   (36,450)
                      38,641    277,750   1,310,549   340,350

                  $   38,641  $ 277,750  $1,310,549 $ 418,345

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

At September 30, 2003, the Partnership had management fees and liquidation fees payable to the General Partner of $188,794.
The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

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

     b) Reports on Form 8-K
        The registrant has not filed a report on Form 8-K during the quarter ending September 30, 2003.



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







          URBAN IMPROVEMENT FUND LIMITED - 1973
                       (Issuer)
       By:  Interfinancial Real Estate Management
                 Company, General Partner





Date:  November 12, 2003
/s/Paul H. Pfleger
Paul H. Pfleger
Chairman of the Board
Interfinancial Real Estate Company,
equivalent of the
Chief Executive Officer of the Partnership




Date:  November 12, 2003
/s/John M. Orehek
John M. Orehek
Senior Vice President
Interfinancial Real Estate Company,
equivalent of the
Chief Financial Officer of the Partnership


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

Date:  November 12, 2003
/s/Paul H. Pfleger
Paul H. Pfleger
Chairman of the Board
Interfinancial Real Estate Company,
equivalent of the
Chief Executive Officer of the Partnership


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

Date:  November 12, 2003
/s/John M. Orehek
John M. Orehek
Senior Vice President
Interfinancial Real Estate Company,
equivalent of the
Chief Financial Officer of the Partnership


                Certification of CEO and CFO
            Pursuant to 18 U.S.C. Section 1350,
            as Adopted Pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Urban Improvement Fund - 1973 (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), Paul H. Pfleger, as the equivalent of the Chief
Executive Officer of the Partnership, and John M. Orehek as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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